Form 10-Q
period 1995-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1995-11-14
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-16888
                           -----------------------------------------------------

               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                              36-3498223
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                    (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Partnership's Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1995       December 31,
                                                    (Unaudited)       1994
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 16,678,900   $ 16,678,900
 Buildings and improvements                          99,713,300     99,081,100
-------------------------------------------------------------------------------
                                                    116,392,200    115,760,000
Accumulated depreciation and amortization           (24,686,100)   (21,732,700)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      91,706,100     94,027,300
Cash and cash equivalents                             4,655,700      4,339,000
Restricted certificates of deposit and escrow
 deposit                                                119,800        157,300
Rents receivable                                        443,100        540,400
Escrow deposits                                         783,100        332,900
Other assets (net of accumulated amortization on
 loan acquisition costs of $1,248,000 and
 $1,156,200, respectively)                              617,400        724,700
-------------------------------------------------------------------------------
                                                   $ 98,325,200   $100,121,600
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 59,955,000   $ 61,195,100
 Front-End Fees Loan payable to General Partner      13,434,400     13,434,400
 Accounts payable and accrued expenses                3,314,700      2,508,500
 Due to Affiliates                                      291,600        250,300
 Security deposits                                      325,600        303,200
 Other liabilities                                      288,900        213,100
-------------------------------------------------------------------------------
                                                     77,610,200     77,904,600
-------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (1,570,600)    (1,562,700)
 Limited Partners (1,000,000 Units authorized and
  issued, 952,747 and 959,825 Units outstanding at
  September 30, 1995 and December 31, 1994,
  respectively)                                      22,285,600     23,779,700
-------------------------------------------------------------------------------
                                                     20,715,000     22,217,000
-------------------------------------------------------------------------------
                                                   $ 98,325,200   $100,121,600
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995 and the year ended December 31,
1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                        $(1,415,300) $39,375,300  $37,960,000
Repurchase of Units                                   (1,001,000)  (1,001,000)
Net (loss) for the year ended December
 31, 1994                                  (147,400) (14,594,600) (14,742,000)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                       (1,562,700)  23,779,700   22,217,000
Repurchase of Units                                     (710,200)    (710,200)
Net (loss) for the nine months ended
 September 30, 1995                          (7,900)    (783,900)    (791,800)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                     $(1,570,600) $22,285,600  $20,715,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except Unit and per Unit amounts)

                                                      1995        1994
--------------------------------------------------------------------------
Income:
 Rental                                            $4,230,400  $4,006,300
 Interest                                              63,600      44,600
--------------------------------------------------------------------------
                                                    4,294,000   4,050,900
--------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                            273,300     245,300
 Nonaffiliates                                      1,177,500   1,081,500
 Depreciation and amortization                      1,022,600   1,078,900
 Property operating:
 Affiliates                                           266,200     186,000
 Nonaffiliates                                        559,500     554,200
 Real estate taxes                                    645,100     644,700
 Insurance--Affiliate                                  37,000      46,700
 Repairs and maintenance                              590,000     597,800
 General and administrative:
 Affiliates                                            26,900      11,800
 Nonaffiliates                                         40,900      62,600
--------------------------------------------------------------------------
                                                    4,639,000   4,509,500
--------------------------------------------------------------------------
Net (loss)                                         $ (345,000) $ (458,600)
--------------------------------------------------------------------------
Net (loss) allocated to General Partner            $   (3,500) $   (4,600)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $ (341,500) $ (454,000)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit  $    (0.36) $    (0.47)
--------------------------------------------------------------------------
Weighted average number of Units outstanding          952,747     962,445
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except Unit and per Unit amounts)

                                                      1995         1994
----------------------------------------------------------------------------
Income:
 Rental                                            $12,866,700  $12,295,800
 Interest                                              182,600      117,800
----------------------------------------------------------------------------
                                                    13,049,300   12,413,600
----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                             819,300      661,500
 Nonaffiliates                                       3,555,800    3,117,200
 Depreciation and amortization                       3,045,200    3,304,800
 Property operating:
 Affiliates                                            785,200      664,000
 Nonaffiliates                                       1,715,000    1,821,900
 Real estate taxes                                   1,942,400    1,926,500
 Insurance--Affiliate                                  113,100      139,700
 Repairs and maintenance                             1,647,600    1,714,300
 General and administrative:
 Affiliates                                             49,600       46,300
 Nonaffiliates                                         167,900     167,7000
 Loss on sale of property                                           101,500
----------------------------------------------------------------------------
                                                    13,841,100   13,665,400
----------------------------------------------------------------------------
Net (loss)                                         $  (791,800) $(1,251,800)
----------------------------------------------------------------------------
Net (loss) allocated to General Partner            $    (7,900) $   (12,500)
----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $  (783,900) $(1,239,300)
----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit  $     (0.82) $     (1.28)
----------------------------------------------------------------------------
Weighted average number of Units outstanding           955,124      965,105
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995          1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                          $  (791,800) $ (1,251,800)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                         3,045,200     3,304,800
 Loss on sale of property                                              101,500
 Changes in assets and liabilities:
  Decrease in rents receivable                            97,300       344,000
  Decrease in other assets                                22,800        53,600
  Increase in accounts payable and accrued expenses      806,200       608,100
  Increase (decrease) in due to Affiliates                41,300       (14,200)
  Increase (decrease) in other liabilities                75,800      (476,800)
-------------------------------------------------------------------------------
   Net cash provided by operating activities           3,296,800     2,669,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of commercial rental property                   4,106,100
 Payments for capital and tenant improvements           (632,200)   (1,471,300)
 (Increase) in escrow deposits                          (450,200)     (676,700)
 Maturity of (investment in) restricted certificate
  of deposit                                              37,500       (37,500)
-------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                        (1,044,900)    1,920,600
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable         (1,240,100)  (23,754,400)
 Proceeds from mortgage loans payable                               19,417,700
 Repurchase of Units                                    (710,200)     (751,600)
 Payment of loan extension fees                           (7,300)     (311,600)
 Refund of deposit on loan refinancing                                 190,000
 Increase in security deposits                            22,400         6,400
-------------------------------------------------------------------------------
   Net cash (used for) financing activities           (1,935,200)   (5,203,500)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                             316,700      (613,700)
Cash and cash equivalents at the beginning of the
 period                                                4,339,000     4,913,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 4,655,700  $  4,299,600
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period        $   808,900  $    631,500
-------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period    $ 3,562,500  $  3,051,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) or Partners' capital (deficit).

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. In addition, the 1994 financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships, one of which was formed for the purpose of acquiring a 100% interest in certain real property and two of which were formed for the purpose of each acquiring a preferred majority interest in certain real property. These joint ventures were operated under the common control of the General Partner prior to the sale of two of these properties on June 29, 1994 and the sale of the other on December 29, 1994. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 1995, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Holders as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Holders with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Holders as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Holders with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Holder in proportion to and to the extent of the amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Holder with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to Holders as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1995, the General Partner was allocated a Net (Loss) of $(3,500) and $(7,900), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $292,800 $  746,600  $179,700
Interest expense on Front-End Fees Loan
 (Note 3)                                          275,300    808,900    88,100
Reimbursement of property insurance premiums, at
 cost                                               37,000    108,400      None
Reimbursement of expenses, at cost:
 (1) Accounting                                      8,300     19,400    11,100
 (2) Investor communication                          3,600     10,500    12,700
 (3) Legal                                          11,100     31,000      None
-------------------------------------------------------------------------------
                                                  $628,100 $1,724,800  $291,600
-------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), in the business of designing, engineering, manufacturing and distributing cable television products, and is 30% owned by Anixter International, Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1995, ANTEC paid $108,800 and $312,100, respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The rents paid by ANTEC are comparable to those paid by other tenants at Prentice Plaza.

3. FRONT-END FEES LOAN PAYABLE TO GENERAL PARTNER:

The Partnership originally borrowed from the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to repayment to the Unit Holders of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by an Affiliate from unaffiliated lenders.

As of September 30, 1995, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1995 was 8.14% and 8.13%, respectively. As of September 30, 1995, the interest rate was 7.875%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 37-month period beginning March 1, 1993. In addition, any interest payments paid by the Partnership from March 1, 1993 through April 1, 1996 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1996, and shall not be subordinated to repayment to the Unit Holders. As of September 30, 1995, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED CERTIFICATE OF DEPOSIT AND ESCROW DEPOSIT:

Restricted certificate of deposit represented a negotiable certificate of deposit in the amount of $80,000 which had been pledged as collateral for a security deposit to the Louisville Gas & Electric Company. This certificate of deposit matured on October 4, 1995 and was reinvested at that time.

Restricted escrow deposit at September 30, 1995 represented $159,400, of which the Partnership's share was 25%, being held by the mortgage holder of the Regency Park Shopping Center in a non-interest bearing escrow account. The Partnership's share is refundable to the Partnership upon this property meeting certain operating requirements as disclosed in the mortgage note.

5. REPURCHASE OPTION:

On January 1, 1991, the Repurchase Option period commenced for the repurchase of Limited Partnership Interests. This Repurchase Option, as defined by the Partnership Agreement, allows Holders of Units to resell their Interests to the Partnership. During the first two years of the Repurchase Option period the Partnership paid a price equal to 100% of the Unit Holders' Original Capital Contribution reduced by all prior distributions previously made to the Holder. During 1995, the fifth year of the Repurchase Option period, the Partnership paid a price equal to 115% of the Unit Holders' Original Capital Contribution reduced by all prior distributions previously made to the Holder. The maximum amount of Interests that the Partnership shall be obligated to purchase during the Repurchase Option period shall be 0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. The Repurchase Option will take place on a quarterly basis for a five-year period ending December 31, 1995. As of September 30, 1995, the Partnership has repurchased 47,151 Units which represented Original Capital Contributions of $4,715,100. The repurchase of these Units, reduced by all prior distributions previously made to the Holders, resulted in a net reduction of Limited Partners' Capital and net cost to the Partnership of $4,280,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated to compare between periods. Results of operations and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined in the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the results generated from such real property interests. Accordingly, rental income, interest expense, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise the significant components of operations and cash flows (as defined by GAAP) as well as Cash Flow (as defined in the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of repayment of mortgage loans payable, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters       For the Nine Months
                                    Ended                   Ended
                             9/30/95     9/30/94     9/30/95     9/30/94
---------------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,066,900  $1,122,200  $3,253,600  $3,154,600
---------------------------------------------------------------------------
Property net (loss)         $ (170,200) $  (94,100) $ (538,200) $ (346,900)
---------------------------------------------------------------------------
Average occupancy                  93%         91%         93%         89%
---------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,053,000  $  958,900  $3,130,300  $2,922,500
---------------------------------------------------------------------------
Property net income         $  121,300  $   27,800  $  323,000  $  202,200
---------------------------------------------------------------------------
Average occupancy                  94%         89%         94%         88%
---------------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues             $  920,800  $  825,000  $3,008,100  $2,597,900
---------------------------------------------------------------------------
Property net income (loss)  $   73,600   $ (22,000) $  527,100  $  132,500
---------------------------------------------------------------------------
Average occupancy                  99%         96%         99%         96%
---------------------------------------------------------------------------

1800 SHERMAN OFFICE BUILDING
Rental revenues       $  396,300  $374,900  $1,170,700  $1,110,300
-------------------------------------------------------------------
Property net income   $   65,200  $ 95,300  $  264,300  $  277,600
-------------------------------------------------------------------
Average occupancy            97%       95%         98%         94%
-------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS
Rental revenues       $  361,100  $304,300  $1,024,800  $  844,800
-------------------------------------------------------------------
Property net (loss)   $  (74,900) $(73,200) $ (271,500) $ (321,100)
-------------------------------------------------------------------
Average occupancy            87%       77%         86%         73%
-------------------------------------------------------------------
PRENTICE PLAZA
Rental revenues       $  285,900  $251,700  $  834,600  $  792,700
-------------------------------------------------------------------
Property net (loss)   $  (61,300) $(69,400) $ (170,400) $ (195,500)
-------------------------------------------------------------------
Average occupancy            97%       91%         97%         92%
-------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues       $  146,400  $132,300  $  443,000  $  393,900
-------------------------------------------------------------------
Property net (loss)   $  (16,100) $(33,100) $  (53,800) $ (106,900)
-------------------------------------------------------------------
Average occupancy            88%       78%         88%         78%
-------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II AND III
 (B)
Rental revenues                   $ 11,700              $  371,500
-------------------------------------------------------------------
Property net income               $  8,900              $    5,100
-------------------------------------------------------------------
Average occupancy                      (b)                     (b)
-------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS
Rental revenues                   $ 25,300              $  107,600
-------------------------------------------------------------------
Property net (loss)               $ (5,100)             $  (59,900)
-------------------------------------------------------------------
Average occupancy                      63%                     61%
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) The joint ventures which owned Park Central Office Park I, II and III ("Park Central"), in which the Partnership had a 50% interest, sold Park Central on June 29, 1994. The property net income excludes the (loss) from the sale of the property which was included in the Statement of Income and Expenses for the nine months ended September 30, 1994.
(c) The joint venture which owned Sentry Park East Office Campus ("Sentry East"), in which the Partnership had a 50% interest, sold one of the remaining three office buildings situated in this office campus on April 22, 1994. The property net (loss) excludes the (loss) from the sale of the building which was previously reported by the Partnership as part of the provision for value impairment in 1992. In addition, on December 29, 1994, the joint venture which owned Sentry East sold the remaining two office buildings situated in this office campus.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Net loss for the Partnership decreased $113,600 or 25%, and $460,000 or 37%, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, respectively. The decreases in net loss for the quarterly periods under comparison were primarily due to improved operating results at Equitable of Iowa Building ("Equitable"), Deerfield Mall, Regency Park Shopping Center ("Regency Park") and Prentice Plaza totaling $214,200 and an increase in interest income earned on short-term investments of $19,000 due to an increase in the average interest rate earned on these investments. Partially offsetting the decreases in net loss for the quarterly period under comparison was a decrease in operating results at Meidinger Tower and 1800 Sherman Office Building ("1800 Sherman") totaling $106,200 and an increase in interest expense of $28,000 on the Partnership's Front-End Fees Loan due to an increase in the variable interest rate. The decreases in net loss for the nine-month periods under comparison were primarily due to: 1) improved operating results at Equitable, Deerfield Mall, Regency Park, Sentry Park West Office Campus ("Sentry West") and Prentice Plaza totaling $643,200; 2) the absence of the net loss of $101,500 from the sale of Park Central on June 29, 1994 and the 1994 Sentry East property net loss of $59,900 and 3) an increase in interest income earned on short-term investments of $64,800 due to an increase in the average interest rate earned on these investments. Partially offsetting the decreases in net loss for the nine-month period under comparison was a decrease in operating results at Meidinger Tower and 1800 Sherman totaling $204,600 and an increase in interest expense of $157,800 on the the Partnership's Front-End Fees Loan due to an increase in the variable interest rate.

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased $261,100 or 7%, and $1,048,400 or 9%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarterly and nine-month periods in 1994. The primary factor which contributed to these increases was an increase in the average occupancy rates at all of the Partnership's properties. Other factors which contributed to the increases in rental revenues were increases in tenant expense reimbursements at Equitable as a result of an underestimate of prior year billings in 1994 charged to tenants in 1995 and an increase in percentage rents at Equitable. Partially offsetting the increases in rental revenues were decreases in tenant expense reimbursements at Meidinger Tower and Prentice Plaza due to the issuance of a partial refund to tenants in 1995 of previously billed 1994 expense reimbursements as a result of prior year billings charged to tenants in 1995 being less than had been projected in 1994.

Depreciation and amortization expense decreased $55,800 and $162,100, respectively, for the quarterly and nine-month periods under comparison primarily as a result of the provisions for value impairment recorded at Meidinger Tower and Equitable as of December 31, 1994.

Insurance expense decreased $7,300 and $17,900, respectively, for the quarter and nine months ended September 30, 1995, when compared to the prior year periods. The decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good (loss) experience relative to the Partnership's properties.

Interest expense increased $124,100 and $651,700, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. These increases were primarily due to increases in the variable interest rates on the mortgage loans collateralized by Meidinger Tower, Equitable, Sentry West together with the Partnership's Front-End Fees Loan as well as a fixed interest rate on the new mortgage loan collateralizing Deerfield Mall which was higher than the 1994 variable interest rate on its refinanced mortgage loan.

Property operating expenses increased $96,900 and $177,000, respectively, for the quarterly and nine-month periods under comparison. Contributing factors were increases in property management and leasing fees at all of the Partnership's properties resulting from increases in rental revenues, and increases in fees for professional services at Equitable, Sentry West, Deerfield Mall and Prentice Plaza. Partially offsetting the increases in property operating expenses was decreased utility costs at Equitable and Meidinger Tower.

Repair and maintenance expenses increased $6,100 and $41,800, respectively, for the quarterly and nine-month periods under comparison. The increases were primarily due to higher costs associated with maintaining the properties as a result of the increases in average occupancy rates.

Real estate tax expenses increased $5,900 and $36,800, respectively, for the periods under comparison. The primary factors which contributed to these increases were a projected increase in the assessed value and tax rate at Deerfield Mall and a projected increase in the tax rate at 1800 Sherman. Partially offsetting the increases in real estate taxes were decreases at Equitable and Prentice Plaza as a result of an overestimate of the 1994 liability paid in 1995.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net loss or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net loss or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash Flow
                                                       Results for the Nine
                                                           Months Ended
                                                        9/30/95      9/30/94
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $ 1,312,600  $ 1,867,300
Items of reconciliation:
 Principal payments on mortgage loans payable             940,800      287,200
 Decrease in current assets                               120,100      397,600
 Increase in current liabilities                          923,300      117,100
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 3,296,800  $ 2,669,200
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(1,044,900) $ 1,920,600
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,935,200) $(5,203,500)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $554,700 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily due to an increase of $653,600 in mortgage principal payments. The increases in principal payments were due to:
1) excess cash flow amortization (as defined in the extension and modification agreement) on the mortgage loan collateralized by Meidinger Tower; 2) the recognition in 1995 of nine months of regularly scheduled mortgage principal payments on the mortgage loan collateralized by Deerfield Mall and 3) an increase in the scheduled quarterly principal payment on the mortgage loan collateralized by Equitable. Partially offsetting the decrease in Cash Flow (as defined in the Partnership Agreement) was the decrease in net loss, as previously discussed, exclusive of the decrease in depreciation and amortization expense and the loss on the sale of Park Central.

The increase in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was primarily due to the fact that net cash provided by operating activities exceeded the principal payments made on several of the Partnership's mortgage loans payable, the repurchase of Limited Partnership Units, the expenditures made for capital and tenant improvements and leasing costs and the cash used for real estate tax escrow deposits. Liquid assets of the Partnership as of September 30, 1995, were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $627,600 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This increase was primarily due to: 1) the timing of the payment of certain Partnership expenses, particularly the payment of $314,300 in 1994 to the holder of the mortgage loan previously collateralized by One Charles Center; 2) the decrease in net loss discussed above and 3) to the timing of the collection of tenant rental payments.

Net cash provided by (used for) investing activities changed $(2,965,500) for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This change was primarily due to the sale proceeds received on the sales of Park Central and Sentry East in 1994, partially offset by a decrease in 1995 in cash used for capital and tenant improvements and leasing costs as well as real estate tax escrow deposits and the release in 1995 of the restricted certificate of deposit collateralizing the letter of credit at Regency Park. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent $632,200 for building and tenant improvements and leasing costs. In addition, the Partnership anticipates spending approximately $1,000,000 during the remainder of 1995. Included in this remaining amount are building and tenant improvements and leasing costs of approximately: 1) $330,000 for Equitable; 2) $280,000 for Meidinger; 3) $160,000 for Sentry West and 4) $130,000 for 1800
Sherman. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On September 24, 1994, the joint venture which owns Regency Park, in which the Partnership has a 25% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share was $37,500, was reimbursed to the new tenant during the quarter ended March 31, 1995 as compliance with the lease section pertaining to this construction allowance was completed. As of April 1, 1995, this letter of credit expired.

Net cash (used for) financing activities decreased $3,268,300 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This decrease was primarily due to: 1) the payoff in 1994 of the mortgage loan collateralized by Park Central I and II from the sale proceeds of Park Central, as previously discussed; 2) the net principal reduction from the refinancing in 1994 of the mortgage loan collateralized by Deerfield Mall; 3) the payment in 1994 of additional loan acquisition fees on the mortgage loan collateralized by Meidinger Tower and 4) a decrease in the amount paid in 1995 for the repurchase of Limited Partnership Units. The decrease was partially offset by: 1) an increase in the amount of principal payments made in 1995 on the Partnership's mortgage loans; 2) the receipt in 1994 of additional proceeds on the loans collateralized by Sentry West and Meidinger Tower and 3) a partial principal paydown in 1995 on the mortgage loan collateralized by Sentry West.

During 1995, the Repurchase Option period continued for the repurchase of Limited Partnership Interests. The Repurchase Option, as defined in the Partnership Agreement, allows Holders of Units to resell their Units to the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
During 1995, the fifth year of the Repurchase Option period, the Partnership paid a price equal to 115% of the Unit Holders' Original Capital Contribution reduced by all prior distributions previously made to the Holder of such Unit. The maximum amount of Units that the Partnership was obligated to purchase during the Repurchase Option period was 0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. The Repurchase Option concluded with the payment on October 1, 1995.

In 1993, the joint venture which owns Sentry West, in which the Partnership has a 50% interest, entered into a letter agreement whereby the joint venture which owns Sentry West obtained consent from its lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry East. Pursuant to this agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East as principal paydowns. On December 29, 1994, the remaining two buildings at Sentry East were sold and the joint venture paid the lender $598,700, of which the Partnership's share was $299,350, in January 1995 from the net proceeds received from the sales of these two buildings.

The mortgage loan collateralized by Regency Park is scheduled to mature on December 31, 1995. The General Partner has initiated discussions with the current lender with the intent of extending and/or modifying the current loan. There can be no assurance that the General Partner will be successful in these discussions. If unsuccessful in its attempt to extend or modify the current loan, the Partnership could face the loss of its 25% interest in Regency Park through foreclosure.

The mortgage loan collateralized by Prentice Plaza is scheduled to mature on December 31, 1995. The General Partner is currently attempting to refinance this property in order to satisfy the total $4,125,000 principal balance expected to be outstanding at the time of maturity. The General Partner believes that the current market value of Prentice Plaza exceeds the amount outstanding on its mortgage debt. The General Partner believes that refinancing the mortgage loan should be feasible; however, there can be no assurance that such refinancing will be accomplished.

Because of: 1) the General Partner's conservative approach to projections of future rental income; 2) the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years; 3) the maturity on December 31, 1995 of the mortgage loans collateralizing Regency Park and Prentice Plaza and 4) the General Partner's decision to maintain higher levels of cash reserves in order to meet other future liquidity requirements; cash continues to be retained to supplement working capital reserves. Accordingly, no distributions of Cash Flow (as defined in the Partnership Agreement) will be made until these needs are met. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the nine months ended September 30, 1995 all Cash Flow (as defined in the Partnership Agreement) of $1,312,600 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources for cash available to the Partnership, which includes the possible refinancing or sale of certain of the Partnership's properties. However, no assurance can be given as to the timing or successful completion of any further transactions. The General Partner believes that the amount of cash retained for future liquidity requirements, additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest and the borrowing of previously paid interest on the Front-End Fees Loan (see Note 3 in Notes to Financial Statements), are sufficient to cover the planned expenditures for the remainder of 1995.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
          (a) Exhibits:  Financial Data Schedule

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: November 14, 1995           By: /s/     DOUGLAS CROCKER II
      -----------------               ---------------------------------------
                                              DOUGLAS CROCKER II
                                        President and Chief Executive Officer


Date: November 14, 1995           By: /s/      NORMAN M. FIELD
      -----------------               ---------------------------------------
                                               NORMAN M. FIELD
                                        Vice President - Finance and Treasurer