Form 10-K
period 1995-12-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1996-04-01
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              December 31, 1995
                                  ----------------------------------------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       -----------------------------------------

         Commission file number                    0-16888
                               -------------------------------------------------

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Illinois                                                         36-3498223
- -------------------------------                                ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois                     60606-2607
- -------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                               ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                    NONE
                                                               ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:     Limited Partnership Assignee Units
                                                               ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated May 8, 1987, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-12269), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Income and Growth Fund-Series XII (the "Partnership") is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $100,000,000 in Limited Partnership Assignee Units (the "Units") to the public from May 1987 to November 1988, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration No. 33-12269). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, or any one or more of these categories. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). As of December 31, 1995 the Partnership, with its respective joint venture partner, has dissolved as a result of the sale and/or disposition of the real properties: 1) one joint venture with a 50% interest in real property; 2) three joint ventures with 50% preferred majority interests in real property and 3) the joint venture with a 75% interest in real property.

Property management services for one of the Partnership's real estate investments is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. In addition, Affiliates of the General Partner provide property management and supervisory services for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were 26 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
- -------  -----------------

As of December 31, 1995, the Partnership owned directly or through joint ventures, the following seven properties, which were owned in fee simple and, except for 1800 Sherman Office Building ("1800 Sherman"), were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 5 of the Notes to Financial Statements.

                                                                                 Net Leasable      Number of
           Property Name                                Location                 Sq. Footage      Tenants (c)
- -----------------------------------------   --------------------------------   ----------------   -----------
Shopping Centers:
- -----------------
Deerfield Mall                                   Deerfield Beach, Florida          373,630             56 (2)

- -------  -----------------------------

                                                                                 Net Leasable      Number of
             Property Name                              Location                  Sq. Footage     Tenants (c)
- ------------------------------------------   -------------------------------   ----------------   -----------
Shopping Centers:  (continued)
- ------------------------------
Regency Park (d)                                  Jacksonville, Florida             329,858            21 (3)

Office Buildings
- ----------------
Meidinger Tower                                   Louisville, Kentucky              331,054            46 (1)

Sentry Park West Office Campus (e)                Blue Bell, Pennsylvania           218,733            54

Equitable of Iowa Building                        Des Moines, Iowa                  217,638            31 (2)

Prentice Plaza (f)                                Englewood, Colorado               157,311            31 (1)

1800 Sherman (f)                                  Evanston, Illinois                134,541            33 (2)

     (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

     (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Deerfield Mall, Meidinger Tower and the Equitable of Iowa Building ("Equitable"), the Partnership's most significant properties, was $659,300, $386,200, and $435,200, respectively, for the year ended December 31, 1995. In the opinion of the General Partner, all of the Partnership's properties are adequately insured and serviced by all necessary utilities.

     (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

     (d) The Partnership owns a 25% joint venture interest in this property.

     (e) The Partnership owns a 50% interest in a joint venture which owns a preferred majority interest in the joint venture which owns the property.

     (f) The Partnership owns a 50% joint venture interest in this property.

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:

 Property Name           1995       1994       1993       1992       1991
- ---------------          ----       ----       ----       ----       ----
Deerfield Mall           93%        92%        89%        80%        92%

Meidinger Tower          96%        93%        85%        88%        90%

Equitable                99%        98%        96%        97%        80%

- -------  ----------------------

The amounts in the following table represent each of the Partnership's most significant properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


 Property Name            1995        1994        1993        1992        1991
- ---------------          ------      ------      ------      ------      ------
Deerfield Mall            $9.58       $9.25       $9.40       $9.70       $9.47

Meidinger Tower           $8.33       $8.21       $8.46      $10.11      $10.86

Equitable                $14.47      $14.11      $12.96      $12.75      $11.99

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties:

                                                           Partnership's Share of per                    Percentage
                                                            Annum Base Rents (a) for                       of Net      Renewal
                                                           ---------------------------                     Leasable    Options
                                                                          Final Twelve     Expiration      Square     (Renewal
                                                                           Months of        Date of       Footage     Options /
                                                             1996            Lease           Lease        Occupied     Years)
                                                           ----------     ------------     ----------    ----------   ---------
Deerfield Mall
- --------------
T. J. Maxx (department store)                              $  382,300      $  433,500      11/30/2012        21%        5 / 5
Publix (grocery store)                                     $  252,700      $  252,700        5/4/2008        11%        4 / 5

Meidinger Tower
- ---------------

William M. Mercer (management and insurance consulting)    $  807,100      $  807,100       7/31/2002        31%         (b)

Equitable
- ---------

Equitable Life of Iowa (life insurance)                    $1,461,900      $1,461,900        2/28/1999       42%        1 / 5
Student Loan Liquidity Corporation (loan servicing)        $  502,200      $  518,400      12/31/2001        15%        2 / 5

     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) Tenant has one ten-year renewal option and two additional five-year renewal options.

- -------  ----------------------

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

                     Number                   Base Rents
                      of                      in Year of       % of Total
          Year      Tenants    Square Feet  Expiration (a)   Base Rents (b)
          ----      -------    -----------  --------------   --------------
          1996        26         85,943        $808,300           8.94%
          1997        13         29,520        $198,500           2.41%
          1998        32         83,645        $529,400           6.85%
          1999        23        188,446        $894,800          16.04%
          2000        13         34,882        $226,700           5.03%
          2001         6         71,200        $722,400          17.44%
          2002         2        121,701        $622,300          20.84%
          2003         5         25,168        $273,000          11.90%
          2004         5         27,234        $192,200           9.97%
          2005         2          4,280         $21,100           1.26%

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a,b,c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- -------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 7,927 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  ------------------------

                                                                             For the Years Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1995            1994            1993            1992            1991
                                                       ------------    ------------    ------------    ------------    ------------
Total revenues                                         $  17,678,700   $ 16,698,200    $ 18,534,400    $ 22,687,900    $ 23,391,300

Net (loss)                                             $(13,386,400)   $(14,742,000)   $(22,424,800)   $(11,581,300)   $ (2,307,200)

Net (loss) allocated to Limited Partners(a)            $(13,252,500)   $(14,594,600)   $(22,200,600)   $(11,465,500)   $ (2,284,100)

Weighted average number of Units outstanding                953,845         963,785         973,695         984,436         993,744

Net (loss) allocated to Limited Partners
  per weighted average Unit (a)                        $     (13.89)   $     (15.14)   $     (22.80)   $     (11.65)   $      (2.30)

Total assets                                           $ 85,015,000    $100,121,600    $120,664,800    $167,132,400    $185,295,900

Mortgage loans payable                                 $ 60,405,300    $ 61,195,100    $ 65,853,800    $ 87,530,600    $ 92,696,900

Front-End Fees Loan payable to General Partner         $ 13,434,400    $ 13,434,400    $ 13,434,400    $ 13,434,400    $ 13,434,400

Distributions to Limited Partners per
  weighted average Unit                                        None            None            None    $       0.25    $       1.12

Return of capital to Limited Partners per weighted
  average Unit (b)                                             None            None            None    $       0.25    $       1.12

Other data:
- -----------
Investment in commercial rental properties (net of
  accumulated depreciation and amortization)           $ 78,329,900    $ 94,027,300    $113,844,700    $148,740,900    $160,146,600

- -------  -----------------------------------

                                                                     For the Years Ended December 31,
                                                                ------------------------------------------
                                                                1995     1994     1993      1992      1991
                                                                ----     ----     ----      ----      ----
Number of real property interests owned at December 31           7        7        10        11        11

     (a) Net (loss) allocated to Limited Partners for 1993 included an extraordinary gain on extinguishment of debt.

     (b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                                                  For the Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    1995          1994          1993          1992          1991
                                                                 ----------    ----------    ----------    ----------    ----------
Cash Flow (as defined in the Partnership Agreement) (a)          $2,141,300    $2,259,300    $2,673,200    $3,387,400    $2,381,600

Items of reconciliation:

  Principal payments on mortgage loans payable                   $1,240,500    $  449,200    $  185,200    $  187,700    $  160,000

  General Partner's Portfolio Management Fee                                                                   27,500       123,600

  Loan application fee                                                                                                     (113,300)

  Nonoperating expense                                                                                                      (43,200)

  Changes in current assets and liabilities:

    (Increase) decrease in current assets                          (271,600)      495,000       540,200       (84,400)      587,200

    Increase (decrease) in current liabilities                       50,600      (156,100)     (758,200)      (33,800)      735,000
                                                                 ----------    ----------    ----------    ----------    ----------
Net cash provided by operating activities                        $3,160,800    $3,047,400    $4,156,800    $3,484,400    $3,830,900
                                                                 ==========    ==========    ==========    ==========    ==========

- -------  -----------------------------------

                                                                               For the Years Ended December 31,
                                                           ------------------------------------------------------------------------
                                                              1995           1994           1993           1992            1991
                                                           -----------    -----------    -----------    -----------    ------------
Net cash (used for) provided by investing activities       $  (683,000)   $ 2,141,100    $(5,627,100)   $(3,683,300)   $(10,103,900)
                                                           ===========    ===========    ===========    ===========    =============
Net cash (used for) provided by financing activities       $(1,833,400)   $(5,762,800)   $(4,329,500)   $(6,628,800)   $  3,355,500
                                                           ===========    ===========    ===========    ===========    =============

     (a) Cash Flow is defined in the Partnership Agreement as Partnership cash revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all cash expenses incurred (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on May 8, 1987 and began operations on June 9, 1987 after reaching the required minimum subscription level. On November 22, 1988 the Offering was Terminated upon the sale of 1,000,000 Units. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995 the Partnership, with its respective joint venture partner, has dissolved as a result of the sale and/or disposition of the real properties: 1) one joint venture with a 50% interest in real property; 2) three joint ventures with 50% preferred majority interests in real property and 3) the joint venture with a 75% interest in real property.

The past year was disappointing for most retailers throughout the country. Gross margins and consequently profits were negatively impacted as retailers attempted to turn inventories. The prospects for expansion in 1996 are also minimal, if nonexistent. The poor sales performance of retailers has resulted in less demand for store space, further retailer consolidations and an increased number of bankruptcies. Factors utilized by prospective property purchasers such as higher capitalization and discount rates resulted in lower prices than previously seen in years. In addition, downward pressure on rent, upward pressure on tenant improvement costs and larger reserves for capital expenditures also negatively affected the pricing of retail assets. The Partnership's two retail properties, which accounted for approximately 28% of the Partnership's rental revenues for the year ended December 31, 1995, have experienced other issues which have affected their estimated fair market values. During 1995, competition at Deerfield Mall has intensified as a result of the development of similar type properties in the area. As a result of the increased supply of retail space, together with reduced demand, the Partnership may need to provide concessions to renewing and prospective tenants at Deerfield Mall, such as reduced rental rates, increased tenant improvements and rent abatements. With respect to Regency Park Shopping Center ("Regency Park"), the vacancy of an anchor tenant's space for a significant period of time has had a negative impact on the property's appeal to existing and prospective tenants. While the tenant has continued to pay rent pursuant to its lease, the Partnership has experienced difficulty leasing the specialty retail space which surrounds this area of the property. The General Partner has been negotiating with two merchants to each sublet a portion of the vacant space and currently anticipates that each of these stores will be open for business by the third quarter of 1996. While there can be no assurances that either of these two merchants will sublease space at Regency Park, if negotiations are completed and they do take occupancy, then the lease-up of the vacant specialty space may improve.

The Partnership's five office buildings accounted for the remaining 72% of the Partnership's gross rental revenues for the year ended December 31, 1995. Several factors have had an effect on operating performance and market values of certain office buildings. While occupancy rates have generally continued to gradually improve, the age of the Partnership's office buildings and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively stable in most instances. The rental rate issue is extremely prevalent in the market where Meidinger Tower is located. Gross market rental rates in effect at the time Meidinger Tower was purchased were approximately $18 to $20 per square foot ("psf"), gross. In addition, several larger tenants at this property were paying rates considerably above market. These particular tenants have subsequently vacated the building, and were replaced by smaller tenants at lower rates. Recent leases have been executed at this property for approximately $13 to $14 psf, gross. 1800 Sherman Office Building's ("1800 Sherman") operations are expected to be adversely affected by a potential leveling or reduction in rental rates resulting from an increased supply of vacant office space in its local area. The General Partner has learned that a competitive office property will shortly be vacated by its sole tenant. This event may cause an imbalance in the supply of office space available versus the demand for such space. During 1995, the largest tenant at the Equitable of Iowa Building ("Equitable") informed the Partnership of its intent to vacate the property at the end of its lease term, February 28, 1999. This tenant currently occupies 42% of the leasable square footage of Equitable. There are limited opportunities in this market for replacing a tenant of this size. Costs associated with leasing this space may be substantial. The General Partner feels that it is not economically feasible to expend such funds. Accordingly, the General Partner is currently marketing Equitable for sale.

The General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or market, and where appropriate, has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions;
3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $12,700,000 for the year ended December 31, 1995. Of this amount, $6,800,000 relates to the retail properties and $5,900,000 relates to office buildings. For more details related to these provisions, see Note 12 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         ----------------------------------
                            1995        1994        1993
- ------------------------------------------------------------
MEIDINGER TOWER
Rental revenues          $4,680,200  $4,134,300  $4,083,300
- ------------------------------------------------------------
Property net
 (loss) (b)              $ (311,200) $ (563,000) $ (459,000)
- ------------------------------------------------------------
Average occupancy               93%         90%         87%
- ------------------------------------------------------------
DEERFIELD MALL
Rental revenues          $4,212,300  $3,941,300  $3,784,200
- ------------------------------------------------------------
Property net income (b)  $  550,500  $  247,600  $  604,100
- ------------------------------------------------------------
Average occupancy               94%         89%         86%
- ------------------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues          $3,845,500  $3,503,300  $3,159,700
- ------------------------------------------------------------
Property net income (b)  $  528,900  $  147,900  $  177,100
- ------------------------------------------------------------
Average occupancy               99%         97%         96%
- ------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING
Rental revenues          $1,538,200  $1,496,900  $1,427,300
- ------------------------------------------------------------
Property net income (b)  $  316,000  $  388,900  $  461,500
- ------------------------------------------------------------
Average occupancy               97%         95%         93%
- ------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS
Rental revenues          $1,399,200  $1,149,500  $  995,700
- ------------------------------------------------------------
Property net
 (loss) (b)              $ (351,400) $ (396,100) $ (425,500)
- ------------------------------------------------------------
Average occupancy               86%         76%         73%
- ------------------------------------------------------------
PRENTICE PLAZA
Rental revenues          $1,169,400  $1,072,900  $  958,800
- ------------------------------------------------------------
Property net (loss)      $ (229,800) $ (250,400) $ (372,100)
- ------------------------------------------------------------
Average occupancy               97%         93%         91%
- ------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues          $  587,500  $  523,200  $  542,200
- ------------------------------------------------------------
Property net
 (loss) (b)(c)           $  (70,200) $ (163,100) $ (172,300)
- ------------------------------------------------------------
Average occupancy               88%         79%         78%
- ------------------------------------------------------------

                                    Comparative Operating Results
                                                 (a)
                                   For the Years Ended December 31,
                                   ---------------------------------
                                      1995       1994        1993
- ---------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II & III (D)
Rental revenues                               $  371,500  $  831,700
- ---------------------------------------------------------------------
Property net income (loss) (b)(d)             $    5,100  $  (97,700)
- ---------------------------------------------------------------------
Average occupancy                                (d)             76%
- ---------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS (E)
Rental revenues                               $  137,000  $  221,700
- ---------------------------------------------------------------------
Property net
 (loss) (e)                                   $  (32,800) $ (116,400)
- ---------------------------------------------------------------------
Average occupancy                                    61%         47%
- ---------------------------------------------------------------------
ONE CHARLES CENTER (F)
Rental revenues                                           $2,184,100
- ---------------------------------------------------------------------
Property net
 (loss) (f)                                               $ (369,200)
- ---------------------------------------------------------------------
Average occupancy                                             (f)
- ---------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) income excludes provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995, 1994 and 1993 (see Note 12 of Notes to Financial Statements for additional information).
(c) The joint venture which owns Regency Park in which the Partnership has a 25% interest, sold a parcel of land at Regency Park on March 1, 1993. The property net (loss) excludes the (loss) of $(20,800) from the sale of the parcel of land which was included in the Statement of Income and Expenses for the year ended December 31, 1993 (see Note 11 of Notes to Financial Statements for additional information).
(d) The joint ventures which owned Park Central Office Park I, II and III ("Park Central"), in which the Partnership had a 50% interest, sold Park Central on June 29, 1994. The property net income excludes the (loss) of $(104,000) from the sale of the property which was included in the Statement of Income and Expenses for the year ended December 31, 1994 (see
    Note 11 of Notes to Financial Statements for additional information).
(e) The joint venture which owned Sentry Park East Office Campus ("Sentry East"), in which the Partnership had a 50% interest, sold one of five office buildings situated in this office campus on July 1, 1993, a second building was sold on October 14, 1993 and a third building was sold on April 22, 1994. The property net (losses) exclude the (losses) from the sales of these buildings which were previously reported by the Partnership as a provision for value impairment which was included in the Statement of Income and Expenses for the year ended December 31, 1992. In addition, on December 29,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
   1994, the joint venture sold the remaining two office buildings situated in this office campus. The property net (loss) excludes the gain of $292,500 on the sale of these two buildings which was included in the Statement of Income and Expenses for the year ended December 31, 1994, (see Note 11 of Notes to Financial Statements for additional information).
(f) The joint venture which owned One Charles Center in which the Partnership had a 75% interest, disposed of One Charles Center on August 17, 1993. The property net (loss) excludes the (loss) of $(10,206,400) from the disposition of the property as well as the extraordinary gain on the extinguishment of debt of $4,602,100 which were included in the Statement of Income and Expenses for the year ended December 31, 1993 (see Note 11 of Notes to Financial Statements for additional information). In addition, the Partnership recorded $314,300 as its portion of amounts due to the mortgage holder as a final proration of all income and expense items as of August 17, 1993, the majority of which represented net cash flow (as defined by the loan agreement) received subsequent to June 1, 1993.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased $1,355,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The effects of the sales of certain Partnership properties during 1994 and provisions for value impairment recognized in 1995 and 1994 had a significant impact on the comparison of net (loss) for the year ended December 31, 1995 as compared to 1994. As described above, the Partnership recorded provisions for value impairment of $12,700,000 during 1995. During 1994, the Partnership recorded provisions for value impairment of $13,250,000 and sold the three remaining office buildings at Sentry East as well as Park Central. Properties sold during 1994 accounted for net income (including operating results and the net gain on sales of properties) of $160,800. For further information, see the table above and the notes thereto as well as Notes 11 and 12 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold and provisions for value impairment, net (loss) for the year ended December 31, 1995 decreased $968,700 when compared to the net (loss) for the year ended December 31, 1994. The primary factor contributing to the decrease in net (loss) was improved operating results totaling $1,093,900 at all of the Partnership's remaining property interests except 1800 Sherman. In addition, interest income increased $92,000 due to increases in the rates and funds available for short-term investments. Partially offsetting the decrease in net (loss) was an increase of $165,900 in interest expense on the Partnership's Front-End Fees Loan due to an increase in the variable interest rate.

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased $1,610,900, or 10%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factor which contributed to the increase was an increase in the average occupancy rates at all of the Partnership's properties. This factor, along with increases in the average base rental rate charged to new and renewing tenants, contributed to a total increase for the Partnership of $974,300 in base rents. Another significant factor was a net increase of $604,900 in tenant expense reimbursements at the Partnership's properties, particularly at Meidinger Tower, as a result of an underestimate of reimbursements due from tenants.

Depreciation and amortization expense decreased $223,100 for the years under comparison. The decrease was primarily the result of the provisions for value impairment recorded for several Partnership properties for the year ended December 31, 1994.

Insurance expense decreased $23,800 for the year ended December 31, 1995, when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Interest expense on the Partnership's mortgage loans increased $568,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to increases in the variable interest rates on the mortgage loans collateralized by Meidinger Tower, Equitable and Sentry Park West Office Campus ("Sentry West") together with a fixed interest rate on the new mortgage loan collateralized by Deerfield Mall which was higher than the 1994 variable interest rate on its prior mortgage loan.

Property operating expense increased $191,600 for the years under comparison. Contributing factors were increases in property management and leasing fees at all of the Partnership's properties except for Deerfield Mall as a result of the increase in rental revenues, and in fees for professional services at Sentry West, Equitable and Prentice Plaza. Partially offsetting the increase in property operating expense was decreased professional service fees at Deerfield Mall and 1800 Sherman.

Repairs and maintenance expense increased $28,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The properties with the most significant increases were: 1) Sentry West with an increase of $30,100 primarily due to: a) higher costs in the maintenance of the building as a result of the increase in the average occupancy rate; b) an increase in the repairs and maintenance of the heating, ventilating and air conditioning system and c) additional expenditures in 1995 in order to enhance the inside appearance of the building, partially offset by a decrease in snow removal costs; 2) Meidinger Tower with an increase of $22,600 primarily due to higher costs in the maintenance of the building as a result of the increase in the average occupancy rate and 3) Prentice Plaza with an increase of $19,200 primarily due to additional expenditures in 1995 in order to enhance the appearance of the building as well as to upgrade the fire protection system, partially offset by a decrease in salaries. Partially offsetting the increase was a decrease of $24,900 at Deerfield Mall primarily due to the fact that in 1995 the city began billing tenants directly for rubbish removal, partially offset by additional expenditures in order to enhance the outside appearance of the building particularly in landscaping, and Equitable with a decrease of $19,200 primarily due to lower expenditures in 1995 in order to enhance the appearance of the building partially offset by higher costs in the maintenance of the building as a result of the increase in the average occupancy rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Real estate tax expense remained stable with a $5,700 increase for the year ended December 31, 1995 when compared to the year ended December 31, 1994.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net (loss) for the Partnership decreased by $7,682,800 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The effects of sales and disposition of certain Partnership properties as well as provisions for value impairment recognized in 1994 and 1993 had a significant impact on the comparison of net (loss) for those years. As previously described, during 1994 the Partnership reported provisions for value impairment of $13,250,000 and sold the three remaining office buildings at Sentry East as well as Park Central. During 1993, the Partnership reported provisions for value impairment of $14,800,000, disposed of its investment in One Charles Center, sold two office buildings at Sentry East and sold a parcel of land at Regency Park. Properties sold and disposed of during 1993 accounted for a net
(loss) (including operating results, the net (loss) on sale or disposition of properties and an extraordinary gain on extinguishment of debt) of $(6,208,400). For further information, see the table above and the notes thereto as well as Notes 11 and 12 of Notes to Financial Statements.

Excluding the effects on the net (loss) of the properties sold and disposed of and provisions for value impairment, the net (loss) for the year ended December 31, 1994 increased $236,400 when compared to the net (loss) for the year ended December 31, 1993. The primary factors contributing to the increase were: 1) lower operating results totaling $562,300 at Deerfield Mall, Meidinger Tower, 1800 Sherman and Equitable; 2) an increase of $143,400 in interest expense on the Partnership's Front-End Fees Loan due to an increase in the variable interest rate and 3) a decrease of $115,000 in interest income due to a decrease in the funds available for short-term investments. Partially offsetting the increase in net (loss) was a decrease in general and administrative expenses of $262,100 as a result of lower professional service costs, particularly due to the absence of legal costs associated with the appeal process of the Deerfield Mall lawsuit, and improved operating results totaling $160,300 at Prentice Plaza, Sentry West and Regency Park.

For purposes of the following comparative discussion, the operating results of Park Central, Sentry East and One Charles Center have been excluded.

Rental revenues increased $870,200, or 6%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factor which contributed to the increase was an increase in the base rental rate charged to new and renewing tenants at most of the Partnership's properties. This factor, along with increases in the average occupancy rate at all of the Partnership's properties, contributed to a net increase of $602,400 in the Partnership's base rental income. Another significant factor was a net increase of $181,200 in tenant expense reimbursements at the Partnership's properties, particularly at Equitable, 1800 Sherman and Deerfield Mall, primarily as a result of receipts in 1994 of prior years' reimbursements. In addition, percentage rental income increased by $27,200 and $22,500 at Deerfield Mall and Regency Park, respectively, resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership.

Interest expense on the Partnership's mortgage loans increased $783,300 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to increases in the variable interest rates on the mortgage loans collateralized by Deerfield Mall, Meidinger Tower, Sentry West and Equitable.

Repairs and maintenance expense increased $162,500 for the year ended December 31, 1994 when compared to the year ended December 31, 1993 primarily due to: 1) higher costs in the maintenance of the buildings at Deerfield Mall, Equitable and Prentice Plaza as a result of the increases in the average occupancy rate;
2) an increase in the expenditures made at Equitable in order to enhance the appearance of the building and 3) higher snow removal costs at Sentry West.

Real estate tax expense increased $125,300 in 1994 when compared to 1993. The increase was primarily due to: 1) an increase of $88,300 at 1800 Sherman as the result of an overestimate in 1992 of the real estate taxes to be paid in 1993 as well as a projected increase in the 1994 tax rate; 2) an increase of $33,100 at Equitable as a result of increases in the assessed valuation of the property for real estate tax purposes and higher tax rates and 3) an increase of $18,400 at Deerfield Mall as a result of a refund received in 1993 for the tax year 1992. Partially offsetting the increase was a decrease of $20,400 at Meidinger Tower as a result of a decrease in the estimated assessed valuation of the property for real estate tax purposes.

Depreciation and amortization expense increased $45,000 for the years under comparison. The increase is due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1994 exceeded the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1994, partially offset by the reduction in depreciation expense as a result of the provisions for value impairment recorded for Partnership properties for the year ended December 31, 1993.

Property operating expense increased $34,800 for the years under comparison primarily due to higher utility costs at all of the Partnership's properties except 1800 Sherman. Partially offsetting the increase was decreases in property management and leasing fees at all of the Partnership's properties. Despite the fact that rental revenue is a factor in determining the amount of property management and leasing fees to be paid, property management and leasing fees decreased primarily as a result of an increase in leasing fees paid to outside leasing agents during 1994 which are capitalized for reporting purposes. In addition, professional service fees decreased at various Partnership properties.

Insurance expense decreased $17,500 for the year ended December 31, 1994, when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and
(3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net (loss) or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net (loss) or cash flows as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $118,000 for the year ended December 31, 1995 when compared to year ended December 31, 1994, was primarily due to an increase of $791,300 in principal payments on the Partnership's amortizing mortgage loans. The increase in principal payments was due to: 1) excess property cash flow amortization (as defined in the restructured loan agreement) on the mortgage loan collateralized by Meidinger Tower; 2) the recognition of an entire year of regularly scheduled mortgage principal payments on the mortgage loan collateralized by Deerfield Mall; 3) an increase in the quarterly principal payment on the mortgage loan collateralized by Equitable and 4) the commencement of quarterly principal amortization payments on the mortgage loan collateralized by Sentry West. Partially offsetting the decrease in Cash Flow (as defined in the Partnership Agreement) was the decrease in net (loss) previously discussed, exclusive of the decrease in depreciation and amortization expense, (losses) from provisions for value impairment and the net gain on the sales of properties in 1994, components of which have been previously discussed.

The increase in the Partnership's cash position for the year ended December 31, 1995 was primarily the result of net cash provided by operating activities and net proceeds from the new mortgage loan collateralized by Prentice Plaza exceeding the principal payments made on Partnership's mortgage loans payable, the repurchase of Limited Partnership Units and the expenditures made for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $113,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This increase was primarily due to: 1) increases in the net cash provided by operating activities at Equitable, 1800 Sherman, Sentry West and Prentice Plaza; 2) the absence of the net cash (used for) operating activities in 1994 at One Charles Center (particularly the payment of $314,300 to the holder of the mortgage loan previously collateralized by One Charles Center), Park Central and Sentry East and 3) the increase in interest income on the Partnership's short-term investments. The increase was partially offset by decreases in the net cash provided by operating activities at Meidinger Tower, Deerfield Mall and Regency Park as well as the increase in interest expense on the Partnership's Front-End Fees Loan.

Net cash provided by (used for) investing activities changed by $(2,824,100) for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This change was primarily due to the sale proceeds received on the sales of Park Central and Sentry East in 1994, partially offset by a decrease in 1995 in cash used for capital and tenant improvements and leasing costs as well as real estate tax escrow deposit activity and the release in 1995 of the restricted certificate of deposit collateralizing the letter of credit at Regency Park. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $945,500 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,200,000 during the year ending December 31, 1996. Included in the 1996 budgeted amount are building and tenant improvements and leasing costs of approximately: 1) $450,000 for Meidinger Tower; 2) $300,000 for Equitable; 3) $175,000 for Deerfield Mall and 4) $140,000 for 1800 Sherman. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash (used for) financing activities decreased by $3,929,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to: 1) the payoff in 1994 of the mortgage loan collateralized by Park Central I and II from the sale proceeds of Park Central, as previously discussed; 2) the net principal reduction from the refinancing in 1994 of the mortgage loan collateralized by Deerfield Mall and 3) the net proceeds received in 1995 on the refinancing of the loan collateralized by Prentice Plaza. The decrease was partially offset by: 1) an increase in the amount of principal payments made in 1995 on the Partnership's mortgage loans;
2) the receipt in 1994 of additional proceeds on the loans collateralized by Sentry West and Meidinger Tower and 3) a partial principal paydown in 1995 on the mortgage loan collateralized by Sentry West.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

As of December 1995, the Repurchase Option for the repurchase of Limited Partnership Interests concluded. The Repurchase Option, as defined in the Partnership Agreement, allowed Limited Partners to resell their Interests to the Partnership. During 1995, the fifth and final year of the Repurchase Option period, the Partnership paid a price equal to 115% of the Limited Partners' Original Capital Contribution, reduced by all prior distributions previously made to the Limited Partner. The maximum amount of Interests that the Partnership was obligated to purchase during the Repurchase Option period was 0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. As of December 31, 1995, the Partnership repurchased 50,157 Units which represented Original Capital Contributions of $5,015,700. The repurchase of these Units, reduced by all prior distributions previously made to the Limited Partners, resulted in a net reduction of Limited Partners' Capital and net payments by the Partnership of $4,581,400.

On December 29, 1994 the joint venture which owns Sentry West, in which the Partnership has a 50% interest with an Affiliated partnership, executed an agreement (the "Modification") with the existing lender of this loan, which originally matured on September 30, 1994, to modify and amend this loan. Significant terms of the Modification in proportion to the Partnership's 50% interest included: 1) a reduction in the loan commitment from $5,250,000 to $5,157,800, of which $45,800 was held back for tenant improvements; 2) a change in the variable interest rate to 30-day LIBOR plus 212.50 basis points (unless unavailable in which case the variable interest rate will be the lender's prime rate plus 0.75%); 3) an extension of the maturity date until September 30, 1996; 4) monthly interest only payments until September 30, 1995; thereafter, monthly interest plus principal payments of $25,000 on the first day of each quarter starting October 1, 1995 plus quarterly cash flow principal payments in an amount equal to the adjusted net operating income of the property as defined in the Modification; 5) a restriction that no distributions be made to Partners of the Partnership or Affiliated partnership until the loan is fully repaid and
6) that the loan is guaranteed by the Partnership and the Affiliated partnership. In addition, the joint venture paid $93,200 in extension and administrative fees, of which $46,600 will be amortized by the Partnership over the period of the extension.

In March 1996, the Partnership entered into a contract to sell Sentry West. If the sale is completed, the Partnership's portion of the proceeds will be utilized to repay its portion of the mortgage loan collateralized by Sentry West, and the remaining amount, if any, will be added to the Partnership's working capital reserves. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

On December 20, 1995, the joint venture which owns Prentice Plaza, in which the Partnership has a 50% interest with an Affiliated partnership, executed a non-recourse promissory note in the amount of $9,750,000, collateralized by a mortgage on and an assignment of leases and rents of the property. The Partnership's share of the note amount was $4,875,000. The existing loan was repaid in full with the proceeds from the note. Significant terms of the promissory note, which matures in December 2000, in proportion to the Partnership's 50% interest, include a monthly interest payment in which the joint venture may choose between either a variable interest rate of 30-day LIBOR plus 175 basis points or the prime rate of the lender plus 125 basis points as well as monthly principal payments of $3,070 starting on February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of each subsequent year from 1997 through 2000, respectively.

The joint venture which owns Regency Park, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan. In addition, the General Partner has initiated efforts to market Regency Park for sale.

Pursuant to a modification of the Partnership's Front-End Fees Loan agreement, the Partnership has the option to defer payment of interest on this loan for a 37-month period beginning March 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on April 1, 1996, and shall not be subordinated to repayment to the Limited Partners. As of December 31, 1995, the Partnership had not exercised its option to defer the payment of interest on this loan.

The mortgage loan collateralized by Equitable is scheduled to mature on April 1, 1996. The Partnership is in negotiations with the mortgage lender to extend the maturity date of this loan. An extension, if consummated, may result in a partial principal paydown and adjustments in the terms of the loan, including principal amortization payments and the interest rate. There can be no assurance that an extension will be successfully consummated.


The Partnership has significant financial obligations during the year ending December 31, 1996. As described above, loans collateralized by three of the Partnership's properties with an aggregate principal balance of $14,883,700 as of December 31, 1995 mature during 1996. In addition, the Partnership is expected to incur substantial capital and tenant improvement and leasing costs during 1996. In light of this, together with a restriction on distributions in the loan agreement collateralized by Sentry West, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, no cash distributions will be made to Partners until these needs and obligations are met. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the year ended December 31, 1995 all Cash Flow (as defined in the Partnership Agreement) of $2,141,300 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible refinancing or sale of certain of the Partnership's properties. No assurance can be given as to the timing or successful completion of any further transactions. The General Partner believes that the amount of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) cash retained for future liquidity requirements, future Cash Flow (as defined in the Partnership Agreement) to be earned, additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest on the Front-End Fees Loan (see Note 3 of Notes to Financial Statements) are sufficient to cover the planned expenditures for 1996. Since there can be no assurance that a refinancing or sale of Sentry West will occur prior to the maturity date of its loan or that the Partnership will successfully complete any of the other transactions, including the extension and modification of the mortgage loans collateralized by Equitable and Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of these three properties. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' original Capital Investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

           Name                                                Office
           ----                                                ------
     Samuel Zell........................................ Chairman of the Board
     Douglas Crocker II................................. Director
     Sheli Z. Rosenberg................................. Director
     Sanford Shkolnik................................... Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc.("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy

- -------- --------------------------------------------------------------

(a)  DIRECTORS - (continued)
     -----------------------

     laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                          Office
           ----                                          ------
     Douglas Crocker II.................  President and Chief Executive Officer
     Arthur A. Greenberg................  Senior Vice President
     Norman M. Field....................  Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 55, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a Director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4,1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 949,843 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1995, these Affiliates were entitled to leasing, property management and supervisory fees of $995,500, of which $70,800 was due as of December 31, 1995. Other Affiliates of the General Partner were also entitled to receive $212,500 for fees, compensation and reimbursements for insurance and personnel services fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, $15,000 was due to Affiliates as of December 31, 1995.

The Partnership is also obligated to the General Partner for interest incurred on the Front-End Fees Loan. The General Partner was entitled to $1,090,000 in interest for the year ended December 31, 1995. Of this amount $92,200 was due to the General Partner as of December 31, 1995. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chemical Bank.

Pursuant to a modification of the Partnership's Front-End Fees Loan, the Partnership has the option to defer payment of interest on this loan for a 37-month period beginning March 1, 1993. All deferred amounts shall be due and payable on April 1, 1996, and shall not be subordinated to repayment to the Limited Partners. As of December 31, 1995, the Partnership had not exercised its option to defer the payment of interest on this loan.

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by

- -------- ----------------------------------------------------------

indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1995, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(133,900), which included a
(loss) from provisions for value impairment of $(127,000).

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1995, ANTEC paid $378,100 in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to those paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $45,100 for legal fees from the Partnership. As of December 31, 1995, $1,400 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER


Dated:   March 29, 1996        By:  /s/         DOUGLAS CROCKER II
      --------------------         ---------------------------------------------
                                                DOUGLAS CROCKER II
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL ZELL              March 29, 1996      Chairman of the Board and
- -----------------------      --------------      Director of the General Partner
    SAMUEL ZELL


/s/ DOUGLAS CROCKER II       March 29, 1996      President, Chief Executive
- -----------------------      --------------      Officer and Director of the
    DOUGLAS CROCKER II                           General Partner


/s/ SHELI Z. ROSENBERG       March 29, 1996      Director of the General Partner
- -----------------------      --------------
    SHELI Z. ROSENBERG


/s/ SANFORD SHKOLNIK         March 29, 1996      Director of the General Partner
- -----------------------      --------------
    SANFORD SHKOLNIK


/s/ NORMAN M. FIELD          March 29, 1996      Vice President - Finance and
- -----------------------      --------------      Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                        Pages
                                                                      ----------
Report of Independent Auditors                                           A-2

Balance Sheets as of December 31, 1995 and 1994                          A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-3


Statements of Income and Expenses for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Notes to Financial Statements                                         A-5 to A-8


                     SCHEDULE FILED AS PART OF THIS REPORT

III -- Real Estate and Accumulated Depreciation as of
December 31, 1995                                                    A-9 to A-10

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.


                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-37 of the Partnership's definitive Prospectus dated May 8, 1987; Registration Statement No. 33-12269, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income and Growth Fund - Series XII
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income and Growth Fund - Series XII as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income and Growth Fund - Series XII at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                           Ernst & Young LLP


Chicago, Illinois
March 1, 1996,
except for Note 13,
as to which the date is
March 25, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                      1995          1994
- -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 14,678,900  $ 16,678,900
 Buildings and improvements                         89,326,600    99,081,100
- -----------------------------------------------------------------------------
                                                   104,005,500   115,760,000
 Accumulated depreciation and amortization         (25,675,600)  (21,732,700)
- -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     78,329,900    94,027,300
Cash and cash equivalents                            4,983,400     4,339,000
Restricted certificates of deposit and escrow
 deposit                                               119,800       157,300
Rents receivable                                       563,300       540,400
Real estate tax escrow deposits                        107,900       332,900
 Other assets (net of accumulated amortization on
  loan acquisition costs of $1,281,500 and
  $1,156,200, respectively)                            910,700       724,700
- -----------------------------------------------------------------------------
                                                   $85,015,000  $100,121,600
- -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                           $ 60,405,300  $ 61,195,100
 Front-End Fees Loan payable to General Partner     13,434,400    13,434,400
 Accounts payable and accrued expenses               2,687,900     2,508,500
 Due to Affiliates                                     179,400       250,300
 Security deposits                                     321,500       303,200
 Other liabilities                                     155,200       213,100
- -----------------------------------------------------------------------------
                                                    77,183,700    77,904,600
- -----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (1,696,600)   (1,562,700)
 Limited Partners (949,843 and 959,825 Units
  outstanding at
  December 31, 1995 and 1994, respectively)          9,527,900    23,779,700
- -----------------------------------------------------------------------------
                                                     7,831,300    22,217,000
- -----------------------------------------------------------------------------
                                                  $ 85,015,000  $100,121,600
- -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                       $(1,191,100) $ 62,477,300  $ 61,286,200
Repurchase of Units                                     (901,400)     (901,400)
Net (loss) for the year ended
 December 31, 1993                        (224,200)  (22,200,600)  (22,424,800)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1993                               (1,415,300)   39,375,300    37,960,000
Repurchase of Units                                   (1,001,000)   (1,001,000)
Net (loss) for the year ended
 December 31, 1994                        (147,400)  (14,594,600)  (14,742,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                      (1,562,700)   23,779,700    22,217,000
Repurchase of Units                                     (999,300)     (999,300)
Net (loss) for the year ended
 December 31, 1995                        (133,900)  (13,252,500)  (13,386,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                              $(1,696,600) $  9,527,900  $  7,831,300
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except Unit and per Unit amounts)

                                         1995          1994          1993
- ------------------------------------------------------------------------------
 Income:
 Rental                              $ 17,433,800  $ 16,353,100  $ 18,188,700
 Interest                                 244,900       156,600       345,700
 Net gain on sales of properties                        188,500
- ------------------------------------------------------------------------------
                                       17,678,700    16,698,200    18,534,400
- ------------------------------------------------------------------------------
 Expenses:
 Interest
  Affiliates                            1,090,000       924,100       780,700
  Nonaffiliates                         4,725,900     4,253,400     4,521,800
 Depreciation and amortization          4,068,200     4,389,000     4,858,100
 Property operating
  Affiliates                            1,036,300       964,300     1,154,200
  Nonaffiliates                         2,277,600     2,336,800     3,173,400
 Real estate taxes                      2,441,000     2,465,200     2,665,700
 Insurance--Affiliate                     151,100       185,300       239,000
 Repairs and maintenance                2,322,500     2,418,100     2,621,800
 General and administrative
  Affiliates                               66,600        55,800        49,400
  Nonaffiliates                           185,900       198,200       470,000
 Net loss on sale or disposition of
  properties                                                       10,227,200
 Provisions for value impairment       12,700,000    13,250,000    14,800,000
- ------------------------------------------------------------------------------
                                       31,065,100    31,440,200    45,561,300
- ------------------------------------------------------------------------------
 Net (loss) before extraordinary
  gain on extinguishment of debt      (13,386,400)  (14,742,000)  (27,026,900)
 Extraordinary gain on
  extinguishment of debt                                            4,602,100
- ------------------------------------------------------------------------------
 Net (loss)                          $(13,386,400) $(14,742,000) $(22,424,800)
- ------------------------------------------------------------------------------
 Net (loss) allocated to General
  Partner                            $   (133,900) $   (147,400) $   (224,200)
- ------------------------------------------------------------------------------
 Net (loss) allocated to Limited
  Partners                           $(13,252,500) $(14,594,600) $(22,200,600)
- ------------------------------------------------------------------------------
 Net (loss) before extraordinary
  gain on extinguishment of debt
  allocated to Limited Partners per
  Unit                                    $(13.89) $     (15.14) $     (27.48)
- ------------------------------------------------------------------------------
 Net (loss) allocated to Limited
  Partners per Unit                       $(13.89) $     (15.14) $     (22.80)
- ------------------------------------------------------------------------------
 Weighted average number of Units
  outstanding                             953,845       963,785       973,695
- ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                         1995          1994          1993
- ------------------------------------------------------------------------------
 Cash flows from operating
  activities:
 Net (loss)                          $(13,386,400) $(14,742,000) $(22,424,800)
 Adjustments to reconcile net
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization         4,068,200     4,389,000     4,858,100
  Net (gain) loss on sales or
   disposition of properties                           (188,500)   10,227,200
  Provisions for value impairment      12,700,000    13,250,000    14,800,000
  Extraordinary (gain) on
   extinguishment of debt                                          (4,602,100)
  Changes in assets and
   liabilities:
   (Increase) decrease in rents
    receivable                            (22,900)      245,300       344,800
   (Increase) decrease in other
    assets                               (248,700)      249,700       195,400
   Increase in accounts payable and
    accrued expenses                      179,400        97,600       229,900
   (Decrease) increase in due to
    Affiliates                            (70,900)       52,800        64,100
   (Decrease) increase in other
    liabilities                           (57,900)     (306,500)      464,200
- ------------------------------------------------------------------------------
    Net cash provided by operating
     activities                         3,160,800     3,047,400     4,156,800
- ------------------------------------------------------------------------------
 Cash flows from investing
  activities:
 Payments for capital and tenant
  improvements                           (945,500)   (2,186,500)   (4,886,800)
 Payment for settlement of
  purchase price dispute                                           (2,054,100)
 Proceeds from the sales of
  commercial rental properties                        4,698,000       674,800
 Maturities of (investment in)
  restricted certificates of
  deposit and time deposits                37,500       (37,500)      405,200
 Decrease (increase) in escrow
  deposits                                225,000      (332,900)      233,800
- ------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                (683,000)    2,141,100    (5,627,100)
- ------------------------------------------------------------------------------
 Cash flows from financing
  activities:
 Principal payments on mortgage
  loans payable                        (5,664,800)  (24,076,400)   (3,162,200)
 Proceeds from mortgage loans
  payable                               4,875,000    19,417,700
 Repurchase of Units                     (999,300)   (1,001,000)     (901,400)
 Payment of loan extension costs          (62,600)     (307,700)      (71,300)
 Refund (deposit) of loan
  commitment fee                                        190,000      (190,000)
 Increase (decrease) in security
  deposits                                 18,300        14,600        (4,600)
- ------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                        (1,833,400)   (5,762,800)   (4,329,500)
- ------------------------------------------------------------------------------
 Net increase (decrease) in cash
  and cash equivalents                    644,400      (574,300)   (5,799,800)
 Cash and cash equivalents at the
  beginning of the year                 4,339,000     4,913,300    10,713,100
- ------------------------------------------------------------------------------
 Cash and cash equivalents at the
  end of the year                    $  4,983,400  $  4,339,000  $  4,913,300
- ------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the year       $  5,779,800  $  5,057,500  $  5,122,000
- ------------------------------------------------------------------------------
 Noncash investing activity:
  Disposal of commercial rental
   property (see Note 11)
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on February 24, 1987, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on May 8, 1987. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 500,000 Units (with the General Partner's option to increase to 1,000,000 Units) and not less than 14,000 Units pursuant to the Prospectus. On June 9, 1987, the required minimum subscription level was reached and the Partnership's operations commenced. The General Partner exercised its option to increase the Offering to 1,000,000 Units, which amount was sold prior to the Termination of the Offering in November 1988. The Partnership was formed to invest primarily in existing, improved, income-producing real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2017. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. In addition, the 1993 and 1994 financial statements included the Partnership's 50% interest in four joint ventures and its 75% interest in another joint venture with Affiliated partnerships in which the 75% joint venture and one 50% joint venture were formed for the purpose of acquiring a 100% interest in certain real property and three 50% joint ventures were formed for the purpose of acquiring a 100% preferred majority interest in certain real property. These joint ventures were operated under the common control of the General Partner prior to the sales or disposition of these properties. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at the lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available, the ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. For additional information, see Note 12.

Loan acquisition costs are amortized over the term of the note issued under mortgage loans made in connection with the acquisition or refinancing of Partnership properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Proceeds received under the Front-End Fees Loan payable to General Partner are reflected as a liability of the Partnership. Repayment of this loan is subordinated to the prior receipt by Limited Partners of Sale or Refinancing proceeds equal to 100% of their Original Capital Contribution. While Partners' Capital was reduced for the amount of Front-End Fees incurred, the effect of this subordination is that Partners' Capital will not be utilized for the payment of such fees or the repayment of such loan.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties due to declines in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1993 and 1994 statements in order to provide comparability with the 1995 statements. These reclassifications had no effect on net (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1995, 1994 and 1993, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(133,900), which included a (loss) from provisions for value impairment of $(127,000). For the year ended December 31, 1994, the General Partner was allocated a Net (Loss) of $(147,400), which included Net Profit from the sales of properties of $1,900 and a (loss) from provisions for value impairment of $(132,500). For the year ended December 31, 1993, the General Partner was allocated a Net (Loss) of $(224,200), which included a Net (Loss) on the sale and disposition of properties of $(102,200), an extraordinary gain on extinguishment of debt of $46,000 and a (loss) from provisions for value impairment of $(148,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                      For the Years Ended December 31,
                         -----------------------------------------------------------
                                1995                1994                1993
                         ------------------- ------------------- -------------------
                            Paid    Payable     Paid    Payable     Paid    Payable
- ------------------------------------------------------------------------------------
Property management and
 leasing fees            $1,092,100 $ 70,800 $  726,300 $167,400 $1,100,300 $111,100
Interest expense on
 Front-End Fees Loan
 (Note 3)                 1,075,700   92,200    898,900   77,900    583,200   52,600
Reimbursement of
 property insurance
 premiums, at cost          146,400     None    177,300     None    222,400   10,200
Loan refinancing fees          None     None     18,000     None       None     None
Reimbursement of
 expenses at cost:
 --Accounting                31,700   12,200     29,900    3,700     37,700    3,000
 --Investor
  communication              23,100    2,800     12,200    1,300     10,900    2,500
 --Legal                     43,700    1,400    216,000     None     98,200   18,100
 --Other                      1,300     None       None     None     13,000     None
- ------------------------------------------------------------------------------------
                         $2,414,000 $179,400 $2,078,600 $250,300 $2,065,700 $197,500
- ------------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1995, 1994 and 1993, ANTEC paid $378,100, $388,100 (which excludes $186,400 in reimbursements from ANTEC for tenant improvements) and $193,100 (which was paid under a lease that was amended to increase its office space from 15,335 square feet as of January 1, 1993 and to 28,007 square feet as of January 1, 1994), respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to those paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for a fee of 3% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO GENERAL PARTNER:

The Partnership originally borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to repayment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of December 31, 1995, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1995 was 8.11%. As of December 31, 1995, the interest rate was 7.9688%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 37-month period beginning March 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on April 1, 1996, and shall not be subordinated to repayment to the Limited Partners, as discussed above. As of December 31, 1995, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED CERTIFICATES OF DEPOSIT AND ESCROW DEPOSIT:

Restricted certificate of deposit represented a negotiable certificate of deposit in the amount of $80,000 which had been pledged as collateral for a letter of credit issued to the Louisville Gas & Electric Company. This certificate of deposit matured on February 7, 1996, and was replaced with a $100,000 Eurodollar investment (denominated in United States currency) which now collateralizes the letter of credit.

On June 24, 1994, the joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 25% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share was $37,500, was reimbursed to the new tenant in 1995 upon compliance with the lease section pertaining to this construction allowance. The letter of credit was cancelled and the certificate of deposit was released to the Partnership in May 1995.

Restricted escrow deposits at December 31, 1995 and 1994 included $159,400, of which the Partnership's share was 25%, being held by the mortgage holder of Regency Park in a non-interest bearing escrow account as collateral for its mortgage loan (see Note 5 for additional information).

5. MORTGAGE LOANS PAYABLE:
Mortgage loans payable at December 31, 1995 and 1994, consisted of the following loans which are non-recourse unless otherwise noted:

                          Principal Balance at   Average                             Estimated
  Property Pledged as    ----------------------- Interest     Maturity   Periodic     Balloon
      Collateral          12/31/95    12/31/94     Rate         Date    Payment (a) Payment (b)
- --------------------------------------------------------------------------------------------------
Sentry Park West Office
 Campus(c)(d)            $ 4,737,600 $ 5,062,000  8.3942%(e)  9/30/1996     (d)     $ 4,662,600(d)
Regency Park Shopping
 Center (c)(f)             3,958,600   3,998,500   (f)          (f)         (f)         (f)
Prentice Plaza (c)(g)      4,875,000   4,125,000   8.625%(e) 12/19/2000     (g)     $ 4,658,200
Meidinger Tower (h)       22,405,300  22,985,000  7.3464%(e) 10/15/1998     (h)     $22,405,300
Deerfield Mall (i)        18,241,300  18,687,100     7.6%      3/1/2001  $154,257   $15,313,900
Equitable of Iowa
 Building                  6,187,500   6,337,500  7.8457%(e)   4/1/1996     (j)     $ 6,100,000
- --------------------------------------------------------------------------------------------------
                         $60,405,300 $61,195,100
- --------------------------------------------------------------------------------------------------

(a) Represents level monthly principal and interest payments, paid in arrears, except where otherwise noted.
(b) This repayment may require either sale or refinancing of the respective property.
(c) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.
(d) On December 29, 1994 the joint venture which owns Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest with an Affiliated partnership, executed an agreement (the "Modification") with the existing lender of this loan, which originally matured on September 30, 1994, to modify and amend this loan. Significant terms of the Modification in proportion to the Partnership's 50% interest included: 1) a reduction in the loan commitment from $5,250,000 to $5,157,800, of which $45,800 was held back for tenant improvements; 2) a change in the variable interest rate to 30-day LIBOR plus 212.50 basis points (unless unavailable in which case the variable interest rate will be the lender's prime rate plus 0.75%); 3) an extension of the maturity date until September 30, 1996; 4) monthly interest only payments until September 30, 1995; thereafter, monthly interest plus principal payments of $25,000 on the first day of each quarter starting October 1, 1995 plus quarterly cash flow principal payments in an amount equal to the adjusted net operating income of the property as defined in the Modification; 5) a restriction that no distributions be made to Partners of the Partnership or Affiliated partnership until the loan is fully repaid and
  6) that the loan is guaranteed by the Partnership and the Affiliated partnership. In addition, the joint venture paid $93,200 in extension and administrative fees, of which $46,600 will be amortized by the Partnership over the period of the extension.
  Incorporated in the Modification are the terms of a 1993 letter agreement whereby the joint venture obtained consent from the lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry Park East Office Campus ("Sentry East"). Pursuant to this letter agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East for principal paydowns. During 1993 and 1994, the remaining four buildings at Sentry East were sold (see Note 11) and the joint venture paid the lender $184,300 and $598,700, of which the Partnership's share was $92,100 and $299,400, respectively, in May 1994 and January 1995, respectively, from the net proceeds received from the sales of the last three buildings. In addition, in July 1994, the joint venture drew an additional $615,400 as a reimbursement for tenant improvements at one of the buildings in the office campus, in accordance with the loan Modification. The Partnership's share of this draw was $307,700.
(e) This interest rate represents an average for the year ended December 31, 1995. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of December 31, 1995, interest rates for Sentry West, Prentice Plaza, Meidinger Tower and the Equitable of Iowa Building were 8.50%, 8.625%, 7.25% and 7.5%, respectively.
(f) The joint venture which owns Regency Park, in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.
(g) On December 20, 1995, the joint venture which owns Prentice Plaza, in which the Partnership has a 50% interest with an Affiliated partnership, executed a non-recourse promissory note in the amount of $9,750,000, collateralized by a mortgage on and an assignment of leases and rents of the property. The Partnership's share of the note amount was $4,875,000. The existing loan was repaid in full with the proceeds from the note. Significant terms of the promissory note, which matures in December 2000, in proportion to the Partnership's 50% interest, include a monthly interest payment in which the joint venture may choose between either a variable interest rate of 30-day LIBOR plus 175 basis points or the prime rate of the lender plus 125 basis points as well as monthly principal payments of $3,070 starting on February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of
    each subsequent year from 1997 through 2000, respectively.
(h) For the year ended December 31, 1995, the Partnership, in addition to monthly interest payments, made quarterly principal payments totaling $579,700 which represented excess cash flow (as defined in the restructured loan agreement) from the property. In May 1994, the Partnership received $110,000 from the mortgage holder representing a funding under the revolving credit facility and was used to reimburse the Partnership for property operating deficits, tenant improvements and other costs as stipulated by the restructured loan agreement. In October 1994, the Partnership made a principal payment of $125,000 which represented excess cash flow (as defined by the restructured loan agreement) from the property which was applied first towards the revolving credit facility and then towards the principal balance outstanding.
(i) On March 22, 1994, the Partnership obtained a new mortgage loan in the amount of $19,000,000 collateralized by this property. The interest rate on this loan is fixed at 7.6% and the maturity date is March 1, 2001. Regular monthly payments of principal and interest are to be made based on a 20-year amortization along with an estimated reserve for real estate taxes. The existing loan on Deerfield Mall was repaid in full with the proceeds of the new loan combined with an additional amount funded from working capital of the Partnership. The total cash outlay to the Partnership in connection with obtaining this new loan, including loan acquisition costs of $305,100, was $1,180,100.
(j) Includes monthly interest payments, paid in arrears, plus principal amortization payments on the first day of each quarter.

Principal amortization of mortgage loans payable for each of the next five years and thereafter as of December 31, 1995 was as follows:

                    1996        $15,398,300
                    1997            558,900
                    1998         23,008,600
                    1999            651,100
                    2000          5,361,100
                    Thereafter   15,427,300
                             --------------
                                $60,405,300
                             --------------

The amounts scheduled above do not include amounts equal to the Sentry West adjusted net operating income (as defined in the loan agreement) or the Meidinger Tower net cash flow (as defined in the restructured loan agreement), which must each be paid periodically under the terms of the mortgage loans, as well as amounts which are available but unfunded to the Partnership under certain mortgage loans.

6. REPURCHASE OPTION:

On January 1, 1991, the Repurchase Option period commenced for the repurchase of Limited Partnership Interests. This Repurchase Option, as defined in the Partnership Agreement, allowed Limited Partners to resell their Interests to the Partnership. During 1995, the fifth and final year of the Repurchase Option period, the Partnership paid a price equal to 115% of the Limited Partners' Original Capital Contribution reduced by all prior distributions previously made to the Limited Partner. The maximum amount of Interests that the Partnership was obligated to purchase during the Repurchase Option period was 0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. As of December 31, 1995, the Partnership repurchased 50,157 Units which represented Original Capital Contributions of $5,015,700. The repurchase of these Units, reduced by all prior distributions previously made to the Limited Partners, resulted in a net reduction of Limited Partners' Capital and net payments by the Partnership of $4,585,300.

7. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $13,243,900
                    1997         12,116,300
                    1998         10,953,100
                    1999          8,135,100
                    2000          6,198,200
                    Thereafter   26,966,300
                             --------------
                                $77,612,900
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $164,600, $167,600 and $118,300, respectively.

8. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that the (loss) for tax reporting purposes was less than the net (loss) for financial statement purposes by $13,351,500. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $132,078,400.

9. PURCHASE PRICE ADJUSTMENT:

In April 1990, the seller of Deerfield Mall filed a lawsuit against the Partnership. In January 1992, a judgement was rendered against the Partnership. On March 30, 1993, pursuant to a final decision adverse to the Partnership rendered by the Florida Court of Appeals, the Partnership paid $2,054,100, which represented the net amount of the judgement plus interest. The amount of the settlement increased the investment in commercial rental properties presented in the Partnership's financial statements (see Note 12 regarding provisions for value impairment).

10. DISTRIBUTIONS:
Commencing with the quarter ended June 30, 1992, cash distributions to Partners were suspended and no further distributions will be made until such time as the Partnership's cash position is increased to a level that is expected to be sufficient to meet all of the anticipated capital expenditures, debt repayments, including the loan agreement restricting distributions (see Note
5), and other working capital requirements during the next several years.

11. PROPERTY SALES AND DISPOSITIONS:
On April 22, 1994, the joint venture which owned Sentry East, located in Blue Bell, Pennsylvania, in which the Partnership had a 50% interest, sold one of the remaining three office buildings situated in this office campus for a sale price of $1,198,500. The joint venture incurred selling expenses of $95,600. The joint venture received net Sale Proceeds of $1,102,900, of which the Partnership's share was $551,500. The (loss) reported by the Partnership for financial statement purposes was $(280,700) and was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a total (loss) of $(334,200) in 1994 in connection with this sale.
On June 29, 1994, the joint ventures which owned Park Central Office Park I, II and III ("Park Central"), located in Greenville, South Carolina, in which the Partnership had 50% interests, sold Park Central for a sale price of $7,250,000. The outstanding indebtedness on Park Central I and II of $7,000,000 was satisfied at closing. The joint ventures incurred selling expenses of $143,700. The joint ventures received net Sale Proceeds of $106,300, of which the Partnership's share was $53,200. The (loss) reported by the Partnership for financial statement purposes was $(4,654,000) of which a total of $(4,550,000) was previously recorded as part of the provisions for value impairment in 1992 and 1993. For tax reporting purposes, the Partnership reported a total (loss) of $(5,049,500) in 1994 in connection with this sale.
On December 29, 1994, the joint venture which owned Sentry East sold the remaining two office buildings situated in this office campus for a sale price of $1,286,300. The joint venture incurred selling expenses of $99,900. The joint venture received net Sale Proceeds of $1,186,400, of which the Partnership's share was $593,200. The gain reported by the Partnership for financial statement purposes was $292,500 which represented a partial recovery of the (loss) from provisions for value impairment recorded in 1992. For tax reporting purposes, the Partnership reported a total (loss) of $(559,500) in 1994 in connection with this sale.
In addition, pursuant to an agreement between the joint venture which owns Sentry West, in which the Partnership has a 50% interest, and the mortgage holder of the loan collateralized by Sentry West, the Partnership was obligated to pay the mortgage holder $92,100 and $299,400, respectively, from the net proceeds received from the 1994 sales at Sentry East (see Note 5 for details of this agreement).
On March 1, 1993, a joint venture in which the Partnership holds a 25% interest, sold a parcel of land at Regency Park, located in Jacksonville, Florida. The Partnership's portion of the sale price was $78,800 and selling expenses of $2,100 were incurred. The Partnership received net proceeds from this sale of $76,700, of which $39,800 was deposited in a non-interest bearing escrow held by the mortgage holder of the loan collateralized by Regency Park. For financial statement and tax reporting purposes, the Partnership reported a
(loss) of $(20,800) as a result of this transaction.
On July 1, 1993, the joint venture which owned Sentry East sold the first of the five office buildings situated in this office campus, for a total sale price of $675,000. The net sale proceeds of $613,800 plus additional funds provided by the Partnership and its Affiliated joint venture partner were used to repay the balance of the mortgage loan collateralized by the entire office campus. The Partnership utilized additional funds of $670,100 in connection with this loan repayment. The Partnership incurred a (loss) on this sale of $(124,500) for financial statement purposes which was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a (loss) in 1993 of $(131,000) on this sale. On August 17, 1993, the joint venture which owned One Charles Center (the "Property"), in which the Partnership had a 75% interest, transferred title to the Property to the mortgage holder through foreclosure. The disposition of the Property relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the Property as well as any interest in the assets therein including escrow deposits which represented funds reserved from the original loan proceeds to cover costs of building and tenant improvements and lease commissions. This extinguishment of debt was considered a non-cash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1993. The Partnership recorded a cumulative (loss) on the Property of $(16,131,400) for financial statement purposes. This (loss) represented the net book value of the Property in excess of the estimated fair market value. The Partnership recorded $(5,925,000) of the total (loss) as part of the (loss) from provisions for value impairment recognized in 1992, with the remaining portion of the (loss) recorded in 1993 upon the disposition of the Property. In addition, in 1993, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of the Property of $4,602,100 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the Property. In addition, during the year ended December 31, 1994, the Partnership paid $314,300 as its portion due to the mortgage holder as a final proration of all income and expense items as of August 17, 1993, the majority of which represented net cash flow received subsequent to June 1, 1993. This amount was included in other liabilities as of December 31, 1993. For tax reporting purposes, the Partnership recorded a (loss) in 1993 of $(11,512,200) on this disposition.
On October 14, 1993, the joint venture which owned Sentry East sold the second of five office buildings situated in this office campus for a total sale price of $625,000. Selling expenses incurred were $51,900, including $7,900 in legal expenses payable to an Affiliate. The Partnership's share of the net proceeds from this sale was $290,500. The Partnership incurred a (loss) on this sale of $(189,100) for financial statement purposes which was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a (loss) in 1993 of $(196,300) on this sale. All of the above sales and disposition were all-cash transactions, with no further involvement on the part of the Partnership.

12. PROVISIONS FOR VALUE IMPAIRMENT:
Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995, 1994 and 1993. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995, 1994 and 1993:

                 Property         1995        1994        1993
                  ------------------------------------------------
             Meidinger Tower   $ 2,200,000 $ 7,000,000 $ 5,000,000
             Deerfield Mall      5,800,000               3,000,000
             Equitable of
              Iowa Building      2,500,000   4,000,000
             Sentry Park West
              Office Campus                  1,500,000   2,500,000
             Regency Park
              Shopping Center    1,000,000     750,000   1,500,000
             Park Central
              Office Park I,
              II and III                                 2,800,000
             1800 Sherman        1,200,000
                  ------------------------------------------------
                               $12,700,000 $13,250,000 $14,800,000
                  ------------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters. Beginning on January 1, 1996 the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that, based on the current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

13. SUBSEQUENT EVENT:
In March 1996, the joint venture which owns Sentry West, in which the Partnership has a 50% interest with an Affiliated partnership, entered into an agreement to sell Sentry West, located in Blue Bell, Pennsylvania. The closing of this transaction, expected to take place in the second quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The Partnership's share of the proceeds from this sale, net of the Partnership's share of the repayment of the mortgage loan collateralized by this property, will be added to the Partnership's working capital reserves.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


      Column A         Column B            Column C                   Column D                          Column E
- -------------------  -----------    -------------------------  ------------------------- ----------------------------------------
                                          Initial cost             Costs capitalized              Gross amount at which
                                         to Partnership        subsequent to acquisition        carried at close of period
                                    -------------------------  ------------------------- ----------------------------------------
                                                   Buildings                                            Buildings
                        Encum-                       and         Improve-     Carrying                     and
    Description        brances         Land      Improvements     ments       Costs(1)      Land       Improvements  Total(2)(3)
- -------------------  -----------    -----------  ------------  -----------    ---------  ----------    ------------  ------------
OFFICE BUILDINGS:
- -----------------
Sentry Park West
  Office Campus
  (Blue Bell, PA)
  (50% Interest)     $ 4,737,600    $   793,000  $  8,885,600  $ 2,986,900     $154,600  $   796,800    $ 7,023,300  $  7,820,100(4)

Prentice Plaza
  (Englewood, CO)
  (50% Interest)       4,875,000      1,139,600     7,390,200    1,030,800       40,800    1,139,600      8,461,800     9,601,400

Meindinger Tower
  (Louisville, KY)
  (100% Interest)     22,405,300(8)     937,500    39,718,400    3,836,700      238,500      958,000     29,573,100    30,531,100(4)

Equitable of
  Iowa Building
  (Des Moines, IA)
  (100% Interest)      6,187,500        804,900    11,440,400    4,430,200       69,600      807,100      9,438,000    10,245,100(4)

1800 Sherman
  Office Building
  (Evanston, IL)
  (50% interest)            None      1,319,000     6,147,100      833,300       26,900    1,319,000      5,807,300     7,126,300(4)

SHOPPING CENTERS:
- -----------------
Regency Park
  Shopping Center
  (Jacksonville, FL)
  (25% Interest)       3,958,600      2,062,600     6,158,300      165,800       89,600    1,040,800(7)   4,088,000     5,128,800(4)

Deerfield Mall
  (Deerfield
  Beach, FL)
  (100% interest)     18,241,300      9,607,900    30,996,300    1,555,600      192,900    8,617,600     24,935,100    33,552,700(4)
                     -----------    -----------  ------------  -----------     --------  -----------    -----------  ------------
                     $60,405,300    $16,664,500  $110,736,300  $14,839,300     $812,900  $14,678,900    $89,326,600  $104,005,500
                     ===========    ===========  ============  ===========     ========  ===========    ===========  ============


      Column A               Column F      Column G    Column H       Column I
- -----------------------     -----------    ---------   ---------    ------------
                                                                      Life on
                                                                       which
                                                                     deprecia-
                                                                    tion in lat-
                              Accumu-                                est income
                               lated        Date of                  statements
                             Deprecia-     construc-     Date         is com-
      Description             tion(2)        tion      Acquired        puted
- -----------------------     -----------    ---------   ---------    ------------
OFFICE BUILDINGS:
- -----------------
Sentry Park West
  Office Campus
  (Blue Bell, PA)                                                       35(5)
  (50% Interest)            $ 3,042,400      1973      Nov. 1987      2-10(6)

Prentice Plaza
  (Englewood, CO)                                                       35(5)
  (50% Interest)              2,756,600      1985      Mar. 1988      2-10(6)

Meindinger Tower
  (Louisville, KY)                                                      35(5)
  (100% Interest)             8,101,800      1982      Oct. 1988      1-10(6)

Equitable of
  Iowa Building
  (Des Moines, IA)                                                      35(5)
  (100% Interest)             4,074,400      1924      Feb. 1989      1-10(6)

1800 Sherman
  Office Building
  (Evanston, IL)                                                        35(5)
  (50% interest)                987,500      1986      Mar. 1991      3-10(6)

SHOPPING CENTERS:
- -----------------
Regency Park
  Shopping Center
  (Jacksonville, FL)                                                    35(5)
  (25% Interest)              1,213,400      1985      Feb. 1988      5-10(6)

Deerfield Mall
  (Deerfield
  Beach, FL)                                                            35(5)
  (100% interest)             5,499,500      1987      Jan. 1989       1-5(6)
                            -----------
                            $25,675,600
                            ===========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2. The following is a reconciliation of activity in columns E and F.


                                                                 For the years ended December 31,
                                        --------------------------------------------------------------------------------
                                                   1995                      1994                        1993
                                        -------------------------- -------------------------- --------------------------
                                                      Accumulated                Accumulated                Accumulated
                                            Cost      Depreciation     Cost      Depreciation     Cost      Depreciation
                                        ------------  ------------ ------------  ------------ ------------  ------------
Balance at the beginning of the year    $115,760,000  $21,732,700  $133,558,700  $19,714,000  $166,852,900  $18,112,000

Additions during the year:

Purchase price adjustment                                                                          371,100

Improvements                                 945,500                  2,186,500                  4,886,800

Provisions for depreciation                             3,942,900                  4,245,000                  4,745,000

Deductions during the year:

Cost of real estate disposed                                         (6,735,200)               (23,752,100)

Accumulated depreciation on real
  estate disposed                                                                 (2,226,300)                (3,143,000)

Provisions for value impairment          (12,700,000)               (13,250,000)               (14,800,000)
                                        ------------  -----------  ------------  -----------  ------------  -----------
Balance at the end of the year          $104,005,500  $25,675,600  $115,760,000  $21,732,700  $133,558,700  $19,714,000
                                        ============  ===========  ============  ===========  ============  ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1995 was $132,078,400.
Note 4. Includes provisions for value impairment. See Note 12 of Notes to Financial Statements for additional information.
Note 5. Estimated useful life for building in years.
Note 6. Estimated useful life for improvements in years.
Note 7. Land was reduced by $97,500 due to the sale of an out-parcel of land in 1993.


                                     A-10
s