Form 10-Q
period 1996-03-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1996-05-14
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended                   March 31, 1996
                           -----------------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    -------------------

       Commission File Number:                         0-16888
                              --------------------------------------------------


               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                                36-3498223
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ---     ---

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                      1996      December 31,
                                                   (Unaudited)      1995
- ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $14,678,900  $14,678,900
 Buildings and improvements                         89,371,100   89,326,600
- ----------------------------------------------------------------------------
                                                   104,050,000  104,005,500
Accumulated depreciation and amortization          (26,293,200) (25,675,600)
- ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     77,756,800   78,329,900
Cash and cash equivalents                            5,907,500    4,983,400
Restricted cash                                        100,000       80,000
Rents receivable                                       264,500      563,300
Escrow deposits                                        337,200      147,700
Other assets (net of accumulated amortization on
 loan acquisition costs of $1,295,100 and
 $1,281,500, respectively)                             560,300      910,700
- ----------------------------------------------------------------------------
                                                   $84,926,300  $85,015,000
- ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $60,156,400  $60,405,300
 Front-End Fees Loan payable to General Partner     13,434,400   13,434,400
 Accounts payable and accrued expenses               2,738,000    2,687,900
 Due to Affiliates                                     215,100      179,400
 Security deposits                                     326,100      321,500
 Other liabilities                                      32,500      155,200
- ----------------------------------------------------------------------------
                                                    76,902,500   77,183,700
- ----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (1,694,700)  (1,696,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                 9,718,500    9,527,900
- ----------------------------------------------------------------------------
                                                     8,023,800    7,831,300
- ----------------------------------------------------------------------------
                                                   $84,926,300  $85,015,000
- ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                        General      Limited
                                        Partner      Partners       Total
- ------------------------------------------------------------------------------
Partners' (deficit) capital, January
 1, 1995                              $(1,562,700) $ 23,779,700  $ 22,217,000
Repurchase of Units                                    (999,300)     (999,300)
Net (loss) for the year ended
 December 31, 1995                       (133,900)  (13,252,500)  (13,386,400)
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                     (1,696,600)    9,527,900     7,831,300
Net income for the quarter ended
 March 31, 1996                             1,900       190,600       192,500
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                       $(1,694,700) $  9,718,500  $  8,023,800
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit and Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $4,403,800 $4,229,100
 Interest                                                67,900     55,200
- ---------------------------------------------------------------------------
                                                      4,471,700  4,284,300
- ---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                             253,300    271,500
  Nonaffiliates                                       1,113,600  1,187,300
 Depreciation and amortization                          631,200  1,009,800
 Property operating:
  Affiliates                                            271,700    263,100
  Nonaffiliates                                         681,900    644,600
 Real estate taxes                                      673,400    654,000
 Insurance-Affiliate                                     41,700     45,000
 Repairs and maintenance                                545,100    516,300
 General and administrative:
  Affiliates                                             15,300     15,300
  Nonaffiliates                                          52,000     51,600
- ---------------------------------------------------------------------------
                                                      4,279,200  4,658,500
- ---------------------------------------------------------------------------
Net income (loss)                                    $  192,500 $ (374,200)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    1,900 $   (3,700)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  190,600 $ (370,500)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit                                                $     0.20 $    (0.39)
- ---------------------------------------------------------------------------
Weighted average number of Units outstanding            949,843    957,577
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996        1995
- ----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                   $  192,500  $ (374,200)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                         631,200   1,009,800
  Changes in assets and liabilities:
   Decrease in rents receivable                         298,800     141,500
   Decrease in other assets                             346,800      73,600
   Increase in accounts payable and accrued expenses     50,100     178,100
   Increase in due to Affiliates                         35,700     169,200
   (Decrease) in other liabilities                     (122,700)    (27,500)
- ----------------------------------------------------------------------------
    Net cash provided by operating activities         1,432,400   1,170,500
- ----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements           (44,500)   (172,000)
 (Increase) decrease in restricted cash                 (20,000)     37,500
 (Increase) decrease in escrow deposits                (189,500)      5,500
- ----------------------------------------------------------------------------
    Net cash (used for) investing activities           (254,000)   (129,000)
- ----------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable          (248,900)   (536,200)
 Payment of loan extension costs                        (10,000)     (3,900)
 Increase in security deposits                            4,600       8,700
 Repurchase of Units                                               (221,500)
- ----------------------------------------------------------------------------
    Net cash (used for) financing activities           (254,300)   (752,900)
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents               924,100     288,600
Cash and cash equivalents at the beginning of the
 period                                               4,983,400   4,339,000
- ----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $5,907,500  $4,627,600
- ----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $1,414,500  $1,432,600
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the Financial Statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income (loss) or Partners' capital (deficit).

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter ended March 31, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was allocated a Net Profit of $1,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $248,700 $ 80,900
Interest expense on Front-End Fees Loan (Note 3)        261,600   83,900
Reimbursement of property insurance premiums, at cost      None   41,700
Reimbursement of expenses at cost:
 --Accounting                                            16,600    6,200
 --Investor communication                                 5,000    2,400
 --Legal                                                 24,900     None
- ------------------------------------------------------------------------
                                                       $556,800 $215,100
- ------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter ended March 31, 1996, ANTEC paid $156,000 in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

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

As of March 31, 1996, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter ended March 31, 1996 was 7.54%. As of March 31, 1996, the interest rate was 7.3125%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 49-month period beginning March 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to repayment to the Limited Partners, as discussed above. As of March 31, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1996 and December 31, 1995, consisted of the following loans which are non-recourse unless otherwise disclosed:

                                Partnership's Share of
                                 Principal Balance at   Average
                                ----------------------- Interest  Maturity
Property Pledged as Collateral    3/31/96    12/31/95     Rate      Date
- ------------------------------------------------------------------------------
Meidinger Tower                 $22,405,300 $22,405,300  6.73%   10/15/1998
Deerfield Mall                   18,124,500  18,241,300  7.60%     3/1/2001
Equitable of Iowa Building (b)    6,143,800   6,187,500  7.27%     4/1/1997(b)
Prentice Plaza (50%)              4,865,700   4,875,000  8.48%   12/19/2000
Sentry Park West Office Campus
 (50%) (c)                        4,712,600   4,737,600  8.00%    9/30/1996
Regency Park Shopping Center
 (25%)                            3,904,500   3,958,600    (d)          (d)
- ------------------------------------------------------------------------------
                                $60,156,400 $60,405,300
- ------------------------------------------------------------------------------

(a) The average interest rate represents an average for the quarter ended March 31, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loan collateralized by Deerfield Mall, which has a fixed interest rate). As of March 31, 1996, interest rates on the loans collateralized by Meidinger Tower, Equitable of Iowa Building ("Equitable"), Prentice Plaza and Sentry Park West Office Campus ("Sentry West"), were 6.5625%, 7.0625%, 8.375% and 7.8125%, respectively.
(b) In May 1996, the Partnership executed an agreement (the "Agreement"), effective April 1, 1996, modifying the loan agreement collateralized by Equitable. Significant terms included in the Agreement were: 1) an extension of the maturity date to April 1, 1997; 2) initial principal paydowns totaling $143,750 and 3) a change in the variable interest rate from 30-day LIBOR plus 175 basis points to 30-day LIBOR plus 250 basis points. In conjunction with the Agreement, a cash collateral agreement was created whereby the Partnership must remit monthly the net cash flow, as defined by the Agreement, of Equitable to an interest bearing reserve account ("Reserve") established by the Partnership and the lender, whereby the lender has a first security interest. Pursuant to the Agreement, the Partnership may retain $50,000 for working capital purposes. The Reserve is intended to be used for payments of:
 a) real estate taxes; b) interest on the loan and c) principal amortization requirements. The Partnership is required to make payments of principal to the lender (to the extent not otherwise paid pursuant to c) above) in such amounts as to reduce the outstanding unpaid principal balance to: $5,893,000 by July 1, 1996; $5,681,000 by October 1, 1996; $5,521,000 by January 1, 1997 and
 $5,340,000 by March 1, 1997.
(c) This loan is guaranteed by the Partnership and an Affiliated partnership.
(d) The joint venture which owns Regency Park Shopping Center, in which the Partnership has a 25% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.

For additional information regarding the mortgage loans payable see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1995.

5. ASSETS HELD FOR DISPOSITION:

During 1995, the largest tenant at Equitable informed the Partnership of its intent to vacate the property at the end of its lease term, February, 28, 1999. This tenant currently occupies 42% of the leasable square footage of Equitable. The General Partner believes that based on current economic conditions in the region, it is in the best interest of the Partnership to market the property for sale, rather than incur the costs associated with retenanting Equitable. In addition, as discussed in Note 4, the mortgage loan collateralized by Equitable is scheduled to mature on April 1, 1997. Accordingly, the Partnership is currently marketing Equitable for sale and expects the disposition to be final by the first quarter of 1997. The carrying basis, net of accumulated depreciation and amortization, of Equitable included in the Partnership's Balance Sheet as of March 31, 1996 was $6,196,900, which does not exceed the estimated fair value, less costs to sell. Net income for Equitable, included in the Partnership's Statements of Income and Expenses, for the quarters ended March 31, 1996 and 1995 was $300,000 and $83,600, respectively.

In March 1996, the joint venture which owns Sentry West entered into an agreement to sell Sentry West, located in Blue Bell, Pennsylvania. The closing of this transaction, expected to take place in the third quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The Partnership's share of the proceeds from this sale, net of the Partnership's share of the repayment of the mortgage loan collateralized by this property, will be added to the Partnership's working capital reserves. The carrying basis, net of accumulated depreciation and amortization, of Sentry West on the Partnership's Balance Sheet as of March 31, 1996 was $4,780,100, which does not exceed the estimated fair value, less costs to sell. Net income (loss) for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarters ended March 31, 1996 and 1995 was $67,000 and $(118,200), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative
                            Operating Results (a)
                              For the Quarters
                                    Ended
                             3/31/96     3/31/95
- ---------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,145,000  $1,122,200
- ---------------------------------------------------
Property net (loss)         $ (114,400) $ (169,000)
- ---------------------------------------------------
Average occupancy                  96%         92%
- ---------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,101,300  $1,032,200
- ---------------------------------------------------
Property net income         $  191,600  $   70,900
- ---------------------------------------------------
Average occupancy                  93%         94%
- ---------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues             $  955,200  $  914,800
- ---------------------------------------------------
Property net income         $  300,000  $   83,600
- ---------------------------------------------------
Average occupancy                  99%         98%
- ---------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)
Rental revenues             $  372,100  $  319,100
- ---------------------------------------------------
Property net income (loss)  $   67,000  $ (118,200)
- ---------------------------------------------------
Average occupancy                  88%         85%
- ---------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  370,700  $  384,800
- ---------------------------------------------------
Property net income         $   50,700  $   88,900
- ---------------------------------------------------
Average occupancy                  96%         98%
- ---------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  310,100  $  306,400
- ---------------------------------------------------
Property net (loss)         $  (40,100) $  (20,600)
- ---------------------------------------------------
Average occupancy                  98%         97%
- ---------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $  149,400  $  148,100
- ---------------------------------------------------
Property net (loss)         $   (5,200) $  (18,900)
- ---------------------------------------------------
Average occupancy                  87%         88%
- ---------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net (loss) income for the Partnership changed from $(374,200) for the quarter ended March 31, 1995 to $192,500 for the quarter ended March 31, 1996. The primary factor contributing to the change was improved operating results totaling $590,600 at all of the Partnership's properties except 1800 Sherman Office Building ("1800 Sherman") and Prentice Plaza. In addition, interest expense on the Partnership's Front-End Fees Loan decreased $18,200, due to a decrease in the variable interest rate, and interest income increased $12,700, primarily due to an increase in the funds available for short-term investments. Partially offsetting the change in net (loss) income was diminished operating results totaling $57,700 at 1800 Sherman and Prentice Plaza.

Rental revenues increased $174,700, or 4.1%, for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which contributed to the increase were higher rental revenues at: 1) Deerfield Mall primarily due to an increase in the average quarterly base rental rate; 2) Sentry Park West Office Campus ("Sentry West") primarily due to increases in the average quarterly base rental and occupancy rates; 3) Equitable of Iowa Building ("Equitable") primarily due to an increase in tenant expense reimbursements and 4) Meidinger Tower primarily due to the receipt in 1996 of a one-time lease settlement fee. Partially offsetting the increase in rental revenues was: 1) a decrease in tenant expense reimbursements and a lower average quarterly base rental rate at Meidinger Tower; 2) a decrease in the average quarterly occupancy rate at 1800 Sherman and 3) the receipt in 1995 of a one-time lease settlement fee at Prentice Plaza.

Depreciation and amortization expense decreased $378,600 for the quarters under comparison. The decrease was primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets at Equitable and Sentry West in connection with classifying the properties as held for disposition. In addition, provisions for value impairment recorded during the year ended December 31, 1995 reduced the depreciable basis of Deerfield Mall and Meidinger Tower.

Interest expense on the Partnership's mortgage loans decreased $73,700 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease was primarily due to: 1) a lower average interest rate on the Partnership's variable rate mortgage loans; 2) a reduced interest rate on the mortgage loan collateralized by Regency Park Shopping Center ("Regency Park") and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza.

Property operating expense increased $45,900 for the quarters under comparison primarily as a result of an increase in utility costs at Equitable as well as the 1996 settlement of Florida state sales and use tax audits relating to the tax years 1987 through 1990 at Deerfield Mall and Regency Park.

Repairs and maintenance expense increased $28,800 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The properties contributing most significantly to the increase were Prentice Plaza, due to repairs to the chillers in the heating, ventilating and air conditioning system and 1800 Sherman due to increases in the costs connected with the cleaning of the property and snow removal. Partially offsetting the increase was lower

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) rubbish removal costs at Deerfield Mall due to the fact that in 1995 the city began billing tenants directly for rubbish removal.

Insurance expense, real estate tax expense and general and administrative expenses remained stable for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income (loss) or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income (loss) or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                      3/31/96     3/31/95
- ----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  614,700  $  398,700
Items of reconciliation:
 Principal payments on mortgage loans payable           209,000     236,900
 Decrease in current assets                             645,600     215,100
 (Decrease) increase in current liabilities             (36,900)    319,800
- ----------------------------------------------------------------------------
Net cash provided by operating activities            $1,432,400  $1,170,500
- ----------------------------------------------------------------------------
Net cash (used for) investing activities             $ (254,000) $ (129,000)
- ----------------------------------------------------------------------------
Net cash (used for) financing activities             $ (254,300) $ (752,900)
- ----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $216,000 for the quarter ended March 31, 1996 when compared to quarter ended March 31, 1995, was primarily due to the change in net income (loss) previously discussed, exclusive of depreciation and amortization expense.

The net increase in the Partnership's cash for the quarter ended March 31, 1996 was primarily the result of net cash provided by operating activities exceeding the principal payments made on Partnership's mortgage loans payable, the increase in escrow deposits and the expenditures made for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of March 31, 1996 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $261,900 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This increase was primarily due to increases in the net cash provided by operating activities at Meidinger Tower, Deerfield Mall, Sentry West and Regency Park. The increase was partially offset by decreases in the net cash provided by operating activities at Equitable, Prentice Plaza and 1800 Sherman.

The increase in net cash (used for) investing activities of $125,000 was primarily due to cash used for real estate tax escrow deposits. Also contributing to the increase was an additional investment pledged as collateral for a letter of credit issued to the Louisville Gas & Electric Company and the maturity and refund of a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant at Regency Park. Partially offsetting the increase in net cash (used for) investing activities was a decrease in the amount of cash used for capital, tenant improvement and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $44,500 for these items and has budgeted to spend approximately $1,030,000 during the remainder of 1996. Included in the remaining 1996 budgeted amount are building and tenant improvements and leasing costs of approximately: 1) $410,000 for Meidinger Tower; 2) $260,000 for Equitable; 3) $130,000 for Deerfield Mall and 4) $130,000 for 1800 Sherman. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash (used for) financing activities of $498,600 was primarily due to lower principal payments made in 1996 on the mortgage loans collateralized by Sentry West and Meidinger Tower and the completion of the repurchase of Limited Partnership Units as a result of the expiration of the Repurchase Option Period in 1995. Partially offsetting the decrease was higher principal payments made

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) in 1996 on the mortgage loans collateralized by Regency Park, Equitable, Prentice Plaza and Deerfield Mall.

Pursuant to a modification of the Partnership's Front-End Fees Loan agreement, the Partnership has the option to defer payment of interest on this loan for a 49-month period beginning March 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to repayment to the Limited Partners. As of March 31, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

In March 1996, the Partnership entered into a contract to sell Sentry West. If the sale is completed, a portion of the Partnership's proceeds will be utilized to repay its portion of the mortgage loan collateralized by Sentry West, with the remaining amount, if any, added to the Partnership's working capital reserves. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

In May 1996, the Partnership executed an agreement (the "Agreement"), effective April 1, 1996, modifying the loan agreement collateralized by Equitable. Significant terms included in the Agreement were: 1) an extension of the maturity date to April 1, 1997; 2) initial principal paydowns totaling $143,750 and 3) a change in the variable interest rate from 30-day LIBOR plus 175 basis points to 30-day LIBOR plus 250 basis points. In conjunction with the Agreement, a cash collateral agreement was created whereby the Partnership must remit monthly the net cash flow, as defined by the Agreement, of Equitable to an interest bearing reserve account ("Reserve") established by the Partnership and the lender, whereby the lender has a first security interest. Pursuant to the Agreement, the Partnership may retain $50,000 for working capital purposes.The Reserve is intended to be used for payments of: (a) real estate taxes; (b) interest on the loan and (c) principal amortization requirements. The Partnership, is required to make payments of principal to the lender (to the extent not otherwise paid-pursuant to (c) above) in such amounts as to reduce the outstanding unpaid principal balance to: $5,893,000 by July 1, 1996; $5,681,000 by October 1, 1996; $5,521,000 by January 1, 1997 and $5,340,000 by
March 1, 1997.

The joint venture which owns Regency Park, in which the Partnership has a 25% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.

The Partnership has significant financial obligations during the remainder of 1996 and beyond. As described above, loans collateralized by three of the Partnership's properties with an aggregate principal balance of $14,760,900 as of March 31, 1996 have matured or will mature during the next twelve months. In addition, the Partnership is expected to incur substantial capital, tenant improvement and leasing costs during 1996. In light of this, together with a restriction on distributions in the loan agreement collateralized by Sentry West, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, no cash distributions will be made to Partners until these needs and obligations are met. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the quarter ended March 31, 1996 all Cash Flow (as defined in the Partnership Agreement) of $614,700 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. No assurance can be given as to the timing or successful completion of any further transactions. The General Partner believes that the amount of cash retained for future liquidity requirements, future Cash Flow (as defined in the Partnership Agreement) to be earned, additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest on the Front-End Fees Loan (see Note 3 of Notes to Financial Statements) are sufficient to cover the planned expenditures for the ensuing twelve month period. Since there can be no assurance that a sale or refinancing of Sentry West or a sale of Equitable will occur prior to the maturity dates of the respective loans, or that the Partnership will successfully complete any other transactions, including the extension and modification of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of one or more of these properties. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than half of such Limited Partners' original Capital Investment.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                         BY: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date:  May 13, 1996      By: /s/    DOUGLAS CROCKER II
       ------------          --------------------------------------
                                    DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  May 13, 1996      By: /s/     NORMAN M. FIELD
       ------------          --------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer