Form 10-Q
period 1996-06-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1996-08-14
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the period ended                     June 30, 1996
                            ----------------------------------------------------
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                    to
                                      --------------------  --------------------
        Commission File Number:                             0-16888
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     June 30,
                                                       1996      December 31,
                                                   (Unaudited)       1995
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 14,678,900  $ 14,678,900
 Buildings and improvements                          89,766,700    89,326,600
- ------------------------------------------------------------------------------
                                                    104,445,600   104,005,500
Accumulated depreciation and amortization           (26,912,600)  (25,675,600)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      77,533,000    78,329,900
 Cash and cash equivalents                            5,812,000     4,983,400
 Restricted cash                                        100,000        80,000
 Rents receivable                                       324,200       563,300
 Escrow deposits                                      1,022,500       147,700
 Other assets (net of accumulated amortization on
  loan acquisition costs of $1,338,700 and
  $1,281,500, respectively)                             494,500       910,700
- ------------------------------------------------------------------------------
                                                   $ 85,286,200  $ 85,015,000
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 59,829,100  $ 60,405,300
 Front-End Fees Loan payable to General Partner      13,434,400    13,434,400
 Accounts payable and accrued expenses                3,094,600     2,687,900
 Due to Affiliates                                      168,400       179,400
 Security deposits                                      326,800       321,500
 Other liabilities                                      152,200       155,200
- ------------------------------------------------------------------------------
                                                     77,005,500    77,183,700
- ------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (1,692,100)   (1,696,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  9,972,800     9,527,900
- ------------------------------------------------------------------------------
                                                      8,280,700     7,831,300
- ------------------------------------------------------------------------------
                                                   $ 85,286,200  $ 85,015,000
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                    $(1,562,700) $23,779,700  $22,217,000
Repurchase of Units                                      (999,300)    (999,300)
Net (loss) for the year ended
 December 31, 1995                          (133,900) (13,252,500) (13,386,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                        (1,696,600)   9,527,900    7,831,300
Net income for the six months ended
 June 30, 1996                                 4,500      444,900      449,400
- -------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1996                                    $(1,692,100) $ 9,972,800  $ 8,280,700
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit and Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $4,533,500 $4,407,200
 Interest                                                77,400     63,800
- ---------------------------------------------------------------------------
                                                      4,610,900  4,471,000
- ---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                             251,900    274,500
  Nonaffiliates                                       1,106,500  1,191,000
 Depreciation and amortization                          663,000  1,012,800
 Property operating:
  Affiliates                                            293,300    255,900
  Nonaffiliates                                         559,300    510,900
 Real estate taxes                                      698,000    643,300
 Insurance--Affiliate                                    41,700     31,100
 Repairs and maintenance                                677,500    541,300
 General and administrative:
  Affiliates                                             13,800      7,400
  Nonaffiliates                                          49,000     75,400
- ---------------------------------------------------------------------------
                                                      4,354,000  4,543,600
- ---------------------------------------------------------------------------
Net income (loss)                                    $  256,900 $  (72,600)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    2,600 $     (700)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  254,300 $  (71,900)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit                                                $     0.27 $    (0.08)
- ---------------------------------------------------------------------------
Weighted average number of Units outstanding            949,843    955,072
- ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit and Unit amounts)

                                                        1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                              $8,937,300 $8,636,300
 Interest                                               145,300    119,000
- ---------------------------------------------------------------------------
                                                      9,082,600  8,755,300
- ---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                             505,200    546,000
  Nonaffiliates                                       2,220,100  2,378,300
 Depreciation and amortization                        1,294,200  2,022,600
 Property operating:
  Affiliates                                            565,000    519,000
  Nonaffiliates                                       1,241,200  1,155,500
 Real estate taxes                                    1,371,400  1,297,300
 Insurance--Affiliate                                    83,400     76,100
 Repairs and maintenance                              1,222,600  1,057,600
 General and administrative:
  Affiliates                                             29,100     22,700
  Nonaffiliates                                         101,000    127,000
- ---------------------------------------------------------------------------
                                                      8,633,200  9,202,100
- ---------------------------------------------------------------------------
Net income (loss)                                    $  449,400 $ (446,800)
- ---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    4,500 $   (4,500)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  444,900 $ (442,300)
- ---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit                                                $     0.47 $    (0.46)
- ---------------------------------------------------------------------------
Weighted average number of Units outstanding            949,843    956,325
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996         1995
- -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                   $   449,400  $ (446,800)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                        1,294,200   2,022,600
  Changes in assets and liabilities:
   Decrease in rents receivable                          239,100     185,900
   Decrease in other assets                              373,000      93,900
   Increase in accounts payable and accrued expenses     406,700     394,300
   (Decrease) increase in due to Affiliates              (11,000)     69,500
   (Decrease) increase in other liabilities               (3,000)     16,300
- -----------------------------------------------------------------------------
    Net cash provided by operating activities          2,748,400   2,335,700
- -----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements           (440,100)   (475,500)
 (Increase) decrease in restricted cash                  (20,000)     37,500
 (Increase) decrease in escrow deposits                 (874,800)   (222,400)
- -----------------------------------------------------------------------------
    Net cash (used for) investing activities          (1,334,900)   (660,400)
- -----------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable           (576,200)   (887,700)
 Payment of loan extension costs                         (14,000)     (7,300)
 Increase in security deposits                             5,300      18,300
 Repurchase of Units                                                (474,400)
- -----------------------------------------------------------------------------
    Net cash (used for) financing activities            (584,900) (1,351,100)
- -----------------------------------------------------------------------------
Net increase in cash and cash equivalents                828,600     324,200
Cash and cash equivalents at the beginning of the
 period                                                4,983,400   4,339,000
- -----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 5,812,000  $4,663,200
- -----------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period        $   514,400  $  533,600
- -----------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period    $ 2,231,800  $2,382,500
- -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and six months ended June 30, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital

Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was allocated a Net Profit of $2,600 and $4,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                        Paid
                                                --------------------
                                                 Quarter  Six Months Payable
- -----------------------------------------------------------------------------
Property management and leasing fees            $ 286,800 $  535,500 $ 78,300
Interest expense on Front--End Fees Loan (Note
 3)                                               252,800    514,400   82,900
Reimbursement of property insurance premiums,
 at cost                                           83,400     83,400     None
Reimbursement of expenses at cost:
 --Accounting                                      11,200     27,800    5,600
 --Investor communication                           4,000      9,000    1,600
 --Legal                                           18,900     43,800     None
- -----------------------------------------------------------------------------
                                                $ 657,100 $1,213,900 $168,400
- -----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1996, ANTEC paid $116,100 and $272,100, respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

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

3. FRONT-END FEES LOAN PAYABLE TO GENERAL PARTNER:

The Partnership borrowed from the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the General Partner from unaffiliated lenders.

As of June 30, 1996, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and six months ended June 30, 1996 was 7.5%. As of June 30, 1996, the interest rate was 7.41%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 48-month period beginning April 1, 1993. In addition, any interest payments paid by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of June 30, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1996 and December 31, 1995, consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                                Partnership's Share of
                                 Principal Balance at   Average
                                ----------------------- Interest  Maturity
Property Pledged as Collateral    6/30/96    12/31/95   Rate (a)    Date
- -----------------------------------------------------------------------------
Meidinger Tower                 $22,405,300 $22,405,300   6.71%   10/15/1998
Deerfield Mall                   18,005,400  18,241,300    7.6%     3/1/2001
Equitable of Iowa Building (b)    6,000,000   6,187,500   7.81%  4/1/1997 (b)
Prentice Plaza (50%)              4,856,600   4,875,000   7.91%   12/19/2000
Sentry Park West Office Campus
 (50%) (c)                        4,673,700   4,737,600   7.97%    9/30/1996
Regency Park Shopping Center
 (25%)                            3,888,100   3,958,600     (d)           (d)
- -----------------------------------------------------------------------------
                                $59,829,100 $60,405,300
- -----------------------------------------------------------------------------

(a) The average interest rate represents an average for the six months ended June 30, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loan collateralized by Deerfield Mall, which has a fixed interest rate). As of June 30, 1996, interest rates on the loans collateralized by Meidinger Tower, Equitable of Iowa Building ("Equitable"), Prentice Plaza and Sentry Park West Office Campus ("Sentry West"), were 6.69%, 7.98%, 7.19% and 7.94%, respectively.
(b) In May 1996, the Partnership executed various Agreements (the "Agreements"), effective April 1, 1996, modifying the existing loan agreement collateralized by Equitable. Significant terms included in the Agreements were: 1) an extension of the maturity date to April 1, 1997; 2) initial principal paydowns totaling $143,750; 3) a change in the variable interest rate from 30-day LIBOR plus 175 basis points to 30-day LIBOR plus 250 basis points and 4) remittance of monthly net cash flow, as defined in the Agreements, into an interest bearing reserve account ("Reserve") under which the lender has a first security interest. Pursuant to the Agreements, the Partnership may retain $50,000 for working capital purposes. The Reserve is intended to be used for payments of: a) real estate taxes; b) interest on the loan and c) principal amortization requirements. As of June 30, 1996, the Reserve balance was $165,700. In addition, the Partnership is required to make payments of principal to the lender (to the extent not otherwise paid pursuant to c) above) in such amounts as to reduce the outstanding unpaid principal balance to: $5,893,000 by July 1, 1996; $5,681,000 by October 1, 1996; $5,521,000 by January 1, 1997 and $5,340,000
    by March 1, 1997.

(c) This loan is guaranteed by the Partnership and an Affiliated partnership.
(d) The joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantially agreed to the following, which would be retroactive to January 1, 1996: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the proposed modification agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.

For additional information regarding the mortgage loans payable see notes to the financial statements in the Partnership's annual report for the year ended December 31, 1995.

5. ASSETS HELD FOR DISPOSITION:

During 1995, the largest tenant at Equitable informed the Partnership of its intent to vacate the property at the end of its lease term, February, 28, 1999. This tenant currently occupies 42% of the leasable square footage of Equitable. The General Partner believes that based on current economic conditions in the region, it is in the best interest of the Partnership to market the property for sale, rather than incur the costs associated with retenanting Equitable. In addition, as discussed in Note 4, the mortgage loan collateralized by Equitable is scheduled to mature on April 1, 1997. Accordingly, the Partnership is currently marketing Equitable for sale and expects the disposition to be final by the first quarter of 1997. The carrying basis, net of accumulated depreciation and amortization, of Equitable included in the Partnership's Balance Sheet as of June 30, 1996 was $6,430,300, which does not exceed the estimated fair value, less costs to sell. Net income for Equitable, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1996 was $375,700 and $675,600, respectively. Net income for Equitable, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1995 was $369,800 and $453,500, respectively.

In March 1996, the joint venture which owns Sentry West entered into an agreement to sell Sentry West. The Partnership's share of the sale price is $5,825,000. The closing of this transaction, expected to take place in the third quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The Partnership's share of the proceeds from this sale, net of the Partnership's share of the repayment of the mortgage loan collateralized by this property, will be added to the Partnership's working capital reserves. The carrying basis, net of accumulated depreciation and amortization, of Sentry West on the Partnership's Balance Sheet as of June 30, 1996 was $4,781,400, which does not exceed the estimated fair value, less costs to sell. Net income for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1996 was $102,700 and $169,700, respectively. Net (loss) for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1995 was $(78,400) and $(196,600), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters       For the Six Months
                                    Ended                   Ended
                             6/30/96     6/30/95     6/30/96     6/30/95
- ---------------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,074,900  $1,064,500  $2,219,900  $2,186,700
- ---------------------------------------------------------------------------
Property net (loss)         $ (224,300) $ (199,000) $ (338,600) $ (368,000)
- ---------------------------------------------------------------------------
Average occupancy                  96%         93%         96%         92%
- ---------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,056,700  $1,045,000  $2,158,100  $2,077,200
- ---------------------------------------------------------------------------
Property net income         $  173,200  $  130,800  $  364,800  $  201,700
- ---------------------------------------------------------------------------
Average occupancy                  94%         95%         94%         94%
- ---------------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues             $1,071,900  $1,172,600  $2,027,100  $2,087,400
- ---------------------------------------------------------------------------
Property net income         $  375,700  $  369,800  $  675,600  $  453,500
- ---------------------------------------------------------------------------
Average occupancy                  99%         99%         99%         99%
- ---------------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  411,600  $  389,600  $  782,300  $  774,400
- ---------------------------------------------------------------------------
Property net income         $   82,300  $  110,300  $  133,000  $  199,100
- ---------------------------------------------------------------------------
Average occupancy                  95%         98%         96%         98%
- ---------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)
Rental revenues             $  386,000  $  344,600  $  758,100  $  663,700
- ---------------------------------------------------------------------------
Property net income (loss)  $  102,700  $  (78,400) $  169,700  $ (196,600)
- ---------------------------------------------------------------------------
Average occupancy                  87%         86%         87%         86%
- ---------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  381,000  $  242,400  $  691,000  $  548,700
- ---------------------------------------------------------------------------
Property net (loss)         $  (17,700) $  (88,500) $  (57,800) $ (109,100)
- ---------------------------------------------------------------------------
Average occupancy                  99%         97%         99%         97%
- ---------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $  150,800  $  148,500  $  300,200  $  296,600
- ---------------------------------------------------------------------------
Property net income (loss)  $    5,400  $  (18,700) $      200  $  (37,700)
- ---------------------------------------------------------------------------
Average occupancy                  88%         88%         88%         88%
- ---------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net (loss) income for the Partnership changed from $(72,600) for the quarter ended June 30, 1995 to $256,900 for the quarter ended June 30, 1996 and from $(446,800) for the six months ended June 30, 1995 to $449,400 for the six months ended June 30, 1996. The primary factor contributing to the changes was improved operating results totaling $324,300 for the quarters under comparison at all of the Partnership's properties except 1800 Sherman Office Building ("1800 Sherman") and Meidinger Tower and improved operating results totaling $870,100 for the six month periods under comparison at all of the Partnership's properties except 1800 Sherman. In addition, for the quarterly and six-month periods: 1) interest expense on the Partnership's Front-End Fees Loan decreased $22,600 and $40,800, respectively due to a decrease in the variable interest rate; 2) interest income increased $13,600 and $26,300, respectively, primarily due to an increase in the funds available for short-term investments and 3) general and administrative expenses decreased $20,000 and $19,600, respectively, primarily due to lower data processing costs. Partially offsetting the change in net (loss) income was diminished operating results for the quarters under comparison totaling $53,300 at 1800 Sherman and Meidinger Tower, and diminished operating results for the six-month periods of $66,100 at 1800 Sherman.

Rental revenues increased by $126,300, or 2.9%, and $301,000, or 3.5%, for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995. The primary factors which contributed to the increases were higher rental revenues at: 1) Prentice Plaza primarily due to an increase in tenant expense reimbursements; 2) Sentry Park West Office Campus ("Sentry West") primarily due to increases in the average base rental rate; 3) Deerfield Mall primarily due to an increase in the average base rental rate; 4) Meidinger Tower primarily due to the receipt in 1996 of a one-time lease settlement fee and 5) 1800 Sherman due to an increase in tenant expense reimbursements. Partially offsetting the increases was lower tenant expense reimbursements at Equitable of Iowa Building ("Equitable").

Depreciation and amortization expense decreased by $349,800 and $728,400 for the quarter and six-months, respectively. The decreases were primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets at Equitable and Sentry West in connection with classifying the properties as held for disposition. In addition, provisions for value impairment recorded during the year ended December 31, 1995 reduced the depreciable basis of Deerfield Mall and Meidinger Tower.

Interest expense on the Partnership's mortgage loans decreased by $84,500 and $158,200 for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995. The decreases were primarily due to: 1) lower average interest rates on the Partnership's variable rate mortgage loans; 2) a decrease in the interest rate on the mortgage loan collateralized by Regency Park Shopping Center ("Regency

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Park") and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza.

Repairs and maintenance expense increased by $136,200 and $165,000 for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995. The properties contributing most significantly to the increases were: 1) Equitable, primarily due to air conditioning coil replacements and the emergency repair of a broken fire main;
2) Prentice Plaza, primarily due to fountain repairs; 3) 1800 Sherman, primarily due to increases in the costs connected with landscaping, cleaning and snow removal at the property and 4) Meidinger Tower, primarily due to an increase in the cost to maintain the property as a result of an increase in the average occupancy rate.

Property operating expense increased by $85,800 and $131,700 for the quarterly and six-month periods under comparison, respectively, as a result of increases at: 1) Meidinger Tower, primarily due to utility, security and personnel costs as well as increases in property management and leasing fees as a result of the increase in rental revenues; 2) Deerfield Mall, primarily as the result of the 1996 settlement of Florida sales and use tax audits relating to the tax years 1987 through 1990, and increases in professional service and property management and leasing fees; 3) Equitable, primarily due to increases in personnel and utility costs and 4) Prentice and 1800 Sherman, primarily due to increases in property management and leasing fees.

Real estate tax expense increased by $54,700 and $74,100 for the quarterly and six-month periods under comparison, respectively, primarily due to an increase in the assessed value of Prentice Plaza and an increase in the estimated liability at 1800 Sherman as a result of an expected increase in the tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                      Comparative Cash Flow
                                                             Results
                                                       For the Six Months
                                                              Ended
                                                       6/30/96      6/30/95
- ------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,307,300  $   987,400
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                436,300      588,400
 Decrease in current assets                              612,100      279,800
 Increase in current liabilities                         392,700      480,100
- ------------------------------------------------------------------------------
Net cash provided by operating activities            $ 2,748,400  $ 2,335,700
- ------------------------------------------------------------------------------
Net cash (used for) investing activities             $(1,334,900) $  (660,400)
- ------------------------------------------------------------------------------
Net cash (used for) financing activities             $  (584,900) $(1,351,100)
- ------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $219,900 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995, was primarily due to the change in net income (loss) previously discussed, exclusive of depreciation and amortization expense.

The net increase in the Partnership's cash of $828,600 for the six months ended June 30, 1996 was primarily the result of net cash provided by operating activities exceeding the increase in escrow deposits, the principal payments made on Partnership's mortgage loans payable and the expenditures made for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of June 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased by $412,700 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. This increase was primarily due to increases in the net cash provided by operating activities at Meidinger Tower, Sentry West, Deerfield Mall, and Regency Park. The increase was partially offset by decreases in the net cash provided by operating activities at Equitable, 1800 Sherman and Prentice Plaza.

The increase in net cash used for investing activities of $674,500 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995, was primarily due to an increase in cash paid into real estate tax escrows. Also contributing to the increase was a 1995 refund of a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant at Regency Park. Partially offsetting the increase in net cash used for investing activities was a decrease in the amount of cash used for capital, tenant improvement and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1996, the Partnership spent $440,100 for these items and has projected to spend approximately $1,200,000 during the remainder of 1996. Included in this projected amount are building and tenant improvements and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) leasing costs of approximately: 1) $340,000 for Equitable; 2) $300,000 for Meidinger Tower; 3) $160,000 for Deerfield Mall; 4) $130,000 for 1800 Sherman and 5) $130,000 for Sentry West. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $766,200 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995, was primarily the result of the expiration of the Repurchase Option Period in 1995 and lower principal payments made in 1996 on the mortgage loans collateralized by Meidinger Tower and Sentry West. Partially offsetting the decreases were higher principal payments made in 1996 on the mortgage loans collateralized by Equitable, Regency Park, Prentice Plaza and Deerfield Mall.

Pursuant to a modification of the Partnership's Front-End Fees Loan agreement, the Partnership has the option to defer payment of interest on this loan for a 48-month period beginning April 1, 1993. In addition, any interest payments paid by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of June 30, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

In March 1996, the joint venture which owns Sentry West entered into a contract to sell Sentry West. The Partnership's share of the sale price is $5,825,000. If the sale is completed, a portion of the Partnership's proceeds will be utilized to repay its portion of the mortgage loan collateralized by Sentry West, with the remaining amount, if any, added to the Partnership's working capital reserves. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

In May 1996, the Partnership executed various Agreements (the "Agreements"), effective April 1, 1996, modifying the existing loan agreement collateralized by Equitable. Significant terms included in the Agreements were: 1) an extension of the maturity date to April 1, 1997; 2) initial principal paydowns totaling $143,750; 3) a change in the variable interest rate from 30-day LIBOR plus 175 basis points to 30-day LIBOR plus 250 basis points and 4) remittance of monthly net cash flow, as defined in the Agreements, into an interest bearing reserve account ("Reserve") under which the lender has a first security interest. Pursuant to the Agreements, the Partnership may retain $50,000 for working capital purposes. The Reserve is intended to be used for payments of:
a) real estate taxes; b) interest on the loan and c) principal amortization requirements. As of June 30, 1996, the Reserve balance was $165,700. In addition, the Partnership is required to make payments of principal to the lender (to the extent not otherwise paid pursuant to c) above) in such amounts as to reduce the outstanding unpaid principal balance to:
$5,893,000 by July 1, 1996; $5,681,000 by October 1, 1996; $5,521,000 by
January 1, 1997 and $5,340,000 by March 1, 1997.

The joint venture which owns Regency Park in which the Partnership has a 25% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantially agreed to the following, which would be retroactive to January 1, 1996: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the proposed modification agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.

The Partnership has significant financial obligations during the remainder of 1996 and beyond. As described above, loans collateralized by three of the Partnership's properties with an aggregate principal balance of $14,561,800 as of June 30, 1996 have matured or will mature during the next twelve months. In addition, the Partnership is expected to incur substantial capital, tenant improvement and leasing costs during 1996. In light of this, together with a restriction on distributions in the loan agreement collateralized by Sentry West, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, no cash distributions will be made to Partners until these needs and obligations are met. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the six months ended June 30, 1996 all Cash Flow (as defined in the Partnership Agreement) of $1,207,300 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. No assurance can be given as to the timing or successful completion of any further transactions. The General Partner believes that the amount of cash retained for future liquidity requirements, future Cash Flow (as defined in the Partnership Agreement) to be earned, additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest on the Front-End Fees Loan (see Note 3 of Notes to Financial Statements) are sufficient to cover the planned expenditures for the ensuing twelve month period. Since there can be no assurance that a sale or refinancing of Sentry West or a sale of Equitable will occur prior to the maturity dates of their respective loans, or that the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Partnership will successfully complete any other transactions, including the extension and modification of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of one or more of these properties. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Investment. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date:  August 14, 1996       By:  /s/ DOUGLAS CROCKER II
       ---------------            -------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  August 14, 1996       By:  /s/ NORMAN M. FIELD
       ---------------            -------------------------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer