Form 10-Q
period 1996-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1996-11-14
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                           September 30, 1996
                                          --------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                          ---------------    -------------------
     Commission File Number                             0-16888
                                          --------------------------------------


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    September 30,
                                                        1996       December 31,
                                                     (Unaudited)       1995
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 13,882,000   $14,678,900
 Buildings and improvements                           82,812,800    89,326,600
-------------------------------------------------------------------------------
                                                      96,694,800   104,005,500
Accumulated depreciation and amortization            (24,485,800)  (25,675,600)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       72,209,000    78,329,900
Cash and cash equivalents                              6,085,400     4,983,400
Investments in debt securities                           489,700
Restricted cash                                          100,000        80,000
Rents receivable                                         379,700       563,300
Escrow deposits                                        1,526,800       147,700
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $1,289,300 and
 $1,281,500, respectively)                               449,800       910,700
-------------------------------------------------------------------------------
                                                    $ 81,240,400   $85,015,000
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $ 54,895,700   $60,405,300
 Front-End Fees Loan payable to Affiliate             13,434,400    13,434,400
 Accounts payable and accrued expenses                 2,863,900     2,687,900
 Due to Affiliates                                       155,500       179,400
 Security deposits                                       276,400       321,500
 Other liabilities                                       122,600       155,200
-------------------------------------------------------------------------------
                                                      71,748,500    77,183,700
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                              (866,200)   (1,696,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  10,358,100     9,527,900
-------------------------------------------------------------------------------
                                                       9,491,900     7,831,300
-------------------------------------------------------------------------------
                                                    $ 81,240,400   $85,015,000
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996
(Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                        General      Limited
                                        Partner     Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                      $(1,562,700) $23,779,700  $22,217,000
Repurchase of Units                                   (999,300)    (999,300)
Net (loss) for the year ended
 December 31, 1995                       (133,900) (13,252,500) (13,386,400)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                     (1,696,600)   9,527,900    7,831,300
Net income for the nine months ended
 September 30, 1996                       830,400      830,200    1,660,600
----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                   $  (866,200) $10,358,100  $ 9,491,900
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
---------------------------------------------------------------------------
Income:
Rental                                               $4,283,800 $4,230,400
 Interest                                                81,800     63,600
 Gain on sale of property                               822,000
---------------------------------------------------------------------------
                                                      5,187,600  4,294,000
---------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                             255,300    273,300
 Nonaffiliates                                        1,064,800  1,177,500
 Depreciation and amortization                          632,800  1,022,600
 Property operating:
 Affiliates                                             278,400    266,200
 Nonaffiliates                                          572,300    559,500
Real estate taxes                                       437,700    645,100
Insurance--Affiliate                                     40,900     37,000
Repairs and maintenance                                 643,800    590,000
General and administrative:
 Affiliates                                              18,100     26,900
 Nonaffiliates                                           32,300     40,900
---------------------------------------------------------------------------
                                                      3,976,400  4,639,000
---------------------------------------------------------------------------
Net income (loss)                                    $1,211,200 $ (345,000)
---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $  825,900 $   (3,500)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  385,300 $ (341,500)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit                                                $     0.41 $    (0.36)
---------------------------------------------------------------------------
Weighted average number of Units outstanding            949,843    952,747
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996        1995
-----------------------------------------------------------------------------
Income:
 Rental                                              $13,221,100 $12,866,700
 Interest                                                227,100     182,600
 Gain on sale of property                                822,000
-----------------------------------------------------------------------------
                                                      14,270,200  13,049,300
-----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                              760,500     819,300
 Nonaffiliates                                         3,284,900   3,555,800
 Depreciation and amortization                         1,927,000   3,045,200
 Property operating:
 Affiliates                                              843,400     785,200
 Nonaffiliates                                         1,813,500   1,715,000
Real estate taxes                                      1,809,100   1,942,400
Insurance--Affiliate                                     124,300     113,100
Repairs and maintenance                                1,866,400   1,647,600
General and administrative:
 Affiliates                                               47,200      49,600
 Nonaffiliates                                           133,300     167,900
-----------------------------------------------------------------------------
                                                      12,609,600  13,841,100
-----------------------------------------------------------------------------
Net income (loss)                                    $ 1,660,600 $  (791,800)
-----------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $   830,400 $    (7,900)
-----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $   830,200 $  (783,900)
-----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit                                                $      0.87 $     (0.82)
-----------------------------------------------------------------------------
Weighted average number of Units outstanding             949,843     955,124
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996         1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                   $ 1,660,600  $  (791,800)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                        1,927,000    3,045,200
  (Gain) on sale of property                            (822,000)
  Changes in assets and liabilities:
   Decrease in rents receivable                          183,600       97,300
   Decrease in other assets                              392,900       22,800
   Increase in accounts payable and accrued expenses     176,000      806,200
   (Decrease) increase in due to Affiliates              (23,900)      41,300
   (Decrease) increase in other liabilities              (32,600)      75,800
------------------------------------------------------------------------------
    Net cash provided by operating activities          3,461,600    3,296,800
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial rental property      5,612,500
 Payments for capital and tenant improvements           (515,300)    (632,200)
 (Increase) in investments in debt securities           (489,700)
 (Increase) in escrow deposits                        (1,379,100)    (450,200)
 (Increase) decrease in restricted cash                  (20,000)      37,500
------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                        3,208,400   (1,044,900)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable           (940,900)  (1,240,100)
 Repayment of mortgage loan payable                   (4,568,700)
 Repurchase of Units                                                 (710,200)
 Loan acquisition costs incurred                         (13,300)      (7,300)
 (Decrease) increase in security deposits                (45,100)      22,400
------------------------------------------------------------------------------
    Net cash (used for) financing activities          (5,568,000)  (1,935,200)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,102,000      316,700
Cash and cash equivalents at the beginning of the
 period                                                4,983,400    4,339,000
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 6,085,400  $ 4,655,700
------------------------------------------------------------------------------
Supplemental information:
Interest paid to Affiliate during the period         $   769,800  $   808,900
------------------------------------------------------------------------------
Interest paid to nonaffiliates during the period     $ 3,352,800  $ 3,562,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial or residential rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements.
The Standard also addressed the accounting for long-lived assets whose dispositions are expected. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

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

Investments in debt securities are comprised of obligations of the United States government totaling $489,700 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net (loss) or Partners' capital (deficit).

Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from

(Unaudited)
a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was allocated a Net Profit of $825,900 and $830,400, respectively, which included the entire gain of $822,000 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $248,700 $  784,200  $ 55,800
Interest expense on Front-End Fees Loan (Note 3)   255,400    769,800    82,900
Reimbursement of property insurance premiums, at
 cost                                               40,900    124,300      None
Reimbursement of expenses, at cost:
 --Accounting                                        7,000     34,800    11,300
 --Investor  communication                           2,300     11,300     3,700
 --Legal                                            55,000     98,800     1,800
-------------------------------------------------------------------------------
                                                  $609,300 $1,823,200  $155,500
-------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1996, ANTEC paid $167,500 and $439,600, respectively, in base rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for a fee of 3% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, supervisory and leasing services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

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

As of September 30, 1996, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1996 was 7.44%. As of September 30, 1996, the interest rate was 7.41%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 48-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. During the quarter ended September 30, 1996, this loan was transferred to an Affiliate of the General Partner. As of September 30, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

(Unaudited)

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1996 and December 31, 1995 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                                Partnership's Share of
                                 Principal Balance at   Average
                                ----------------------- Interest  Maturity
Property Pledged as Collateral    9/30/96    12/31/95   Rate (a)    Date
------------------------------------------------------------------------------
Meidinger Tower                 $22,405,300 $22,405,300  6.71%   10/15/1998
Deerfield Mall                   17,884,100  18,241,300  7.60%     3/1/2001
Equitable of Iowa Building(b)     5,893,000   6,187,500  7.86%     4/1/1997(b)
Prentice Plaza (50%)              4,847,400   4,875,000  7.63%   12/19/2000
Sentry Park West Office Campus
 (50%)(c)                                     4,737,600  7.94%          (c)
Regency Park Shopping Center
 (25%)(d)                         3,865,900   3,958,600  7.50%   12/31/1997
------------------------------------------------------------------------------
                                $54,895,700 $60,405,300
------------------------------------------------------------------------------

(a) The average interest rate represents an average for the nine months ended September 30, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loans collateralized by Deerfield Mall and Regency Park, which have fixed interest rates). As of September 30, 1996, interest rates on the loans collateralized by Meidinger Tower, Equitable of Iowa Building ("Equitable") and Prentice Plaza were 6.69%, 7.92% and 7.13%, respectively.
(b) In May 1996, the Partnership executed various Agreements (the "Agreements"), effective April 1, 1996, modifying the existing loan agreement collateralized by Equitable. Significant terms included in the Agreements were: 1) an extension of the maturity date to April 1, 1997; 2) initial principal paydowns totaling $143,750; 3) a change in the variable interest rate from 30-day LIBOR plus 175 basis points to 30-day LIBOR plus 250 basis points and 4) remittance of monthly net cash flow, as defined in the Agreements, into an interest bearing reserve account ("Reserve") under which the lender has a first security interest. Pursuant to the Agreements, the Partnership may retain $50,000 for working capital purposes. The Reserve is intended to be used for payments of: a) real estate taxes; b) interest on the loan and c) principal amortization requirements. As of September 30, 1996, the Reserve balance was $259,200. The property collateralizing this loan was sold and the mortgage loan was fully repaid on October 16, 1996 (see Note 6 for additional information). As a result of the sale, the balance in the Reserve was remitted to the Partnership.
(c) This property was sold and the mortgage loan was fully repaid on August 28, 1996 (see Note 5 for additional information).
(d) The joint venture which owns Regency Park, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of this mortgage loan. Significant terms of the Extension, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's annual report for the year ended December 31, 1995.

5. PROPERTY SALE:

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,000. The net gain reported by the Partnership for financial statement purposes was $822,000. For tax reporting purposes the Partnership will report a net (loss) of approximately $(4,600,000) for the year ending December 31, 1996 in connection with this sale. This sale was an all-cash sale.

6. SUBSEQUENT EVENT:

As previously reported, during 1995 the largest tenant at Equitable informed the Partnership of its intent to vacate the property at the end of its lease term, February, 28, 1999. This tenant currently occupies 42% of the leasable square footage of Equitable. The General Partner believed that it was in the best interest of the Partnership to market the property for sale, rather than incur the costs associated with releasing Equitable. The carrying basis, net of accumulated depreciation and amortization, of Equitable included in the Partnership's Balance Sheet as of September 30, 1996 was $6,430,300, which does not exceed the estimated fair value, less costs to sell. Net income for Equitable, included in the Partnership's Statements of Income and Expenses, for the quarter and nine months ended September 30, 1996 was $133,800 and $809,400, respectively. Net income for Equitable, included in the Partnership's Statements of Income and Expenses, for the quarter and nine months ended September 30, 1995 was $73,600 and $527,100, respectively. During the first quarter of 1996, the Partnership classified Equitable as held for disposition. In conjunction with classifying this property as held for disposition, no depreciation expense has been recorded during the nine months ended September 30, 1996.

On October 16, 1996 the Partnership consummated the sale of Equitable for $7,000,000. Proceeds from this transaction approximated $520,000, which is net of closing prorations, estimated selling expenses and the repayment of the mortgage loan collateralized by Equitable. The Partnership will record a net gain of $262,000 for financial statement purposes in connection with this sale. For tax reporting purposes the Partnership will report a net (loss) of approximately $(7,500,000) for the year ending December 31, 1996 in connection with this sale. This sale was an all-cash sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters       For the Nine Months
                                    Ended                   Ended
                             9/30/96     9/30/95     9/30/96     9/30/95
---------------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,192,300  $1,066,900  $3,412,200  $3,253,600
---------------------------------------------------------------------------
Property net (loss)         $  (63,900) $ (170,200) $ (402,600) $ (538,200)
---------------------------------------------------------------------------
Average occupancy                  96%         93%         96%         93%
---------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,094,900  $1,053,000  $3,252,900  $3,130,300
---------------------------------------------------------------------------
Property net income         $  201,900  $  121,300  $  566,700  $  323,000
---------------------------------------------------------------------------
Average occupancy                  96%         94%         95%         94%
---------------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues             $  877,300  $  920,800  $2,904,400  $3,008,100
---------------------------------------------------------------------------
Property net income         $  247,800  $   73,600  $  923,400  $  527,100
---------------------------------------------------------------------------
Average occupancy                  95%         99%         97%         99%
---------------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  396,600  $  396,300  $1,178,900  $1,170,700
---------------------------------------------------------------------------
Property net income         $  168,100  $   65,200  $  301,100  $  264,300
---------------------------------------------------------------------------
Average occupancy                  94%         99%         95%         98%
---------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  334,200  $  285,900  $1,025,300  $  834,600
---------------------------------------------------------------------------
Property net income (loss)  $    3,700  $  (61,300) $  (54,100) $ (170,400)
---------------------------------------------------------------------------
Average occupancy                  99%         97%         99%         97%
---------------------------------------------------------------------------

REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $148,000 $146,400  $448,200 $  443,000
-------------------------------------------------------------------
Property net income (loss)  $  1,100 $(16,100) $  1,300 $  (53,800)
-------------------------------------------------------------------
Average occupancy                91%      88%       89%        88%
-------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (B)
Rental revenues             $241,100 $361,100  $999,200 $1,024,800
-------------------------------------------------------------------
Property net income (loss)  $ 58,800 $(74,900) $228,500 $ (271,500)
-------------------------------------------------------------------
Average occupancy                87%      87%       87%        86%
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Sentry Park West Office Campus ("Sentry West") was sold on August 28, 1996. The property net income excludes the gain from the sale which was included in the Statements of Income and Expenses for the quarter and nine months ended September 30, 1996.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net (loss) income for the Partnership changed from $(345,000) for the quarter ended September 30, 1995 to $1,211,200 for the quarter ended September 30, 1996 and from $(791,800) for the nine months ended September 30, 1995 to $1,660,600 for the nine months ended September 30, 1996. The change in income for both the quarterly and nine-month periods under comparison was primarily due to the gain of $822,000 reported on the sale of Sentry West during 1996 as well as increased net income at all of the Partnership's properties totaling $679,900 and $1,483,800 for the quarterly and nine-month periods, respectively. In addition, during the comparable quarterly and nine-month periods: 1) interest expense on the Partnership's Front-End Fees Loan decreased $18,000 and $58,800, respectively, due to a decrease in the variable interest rate; 2) interest income increased $21,200 and $44,500, respectively, primarily due to an increase in the funds available for short-term investments and 3) general and administrative expenses decreased $17,400 and $37,000, respectively, primarily due to lower data processing and printing and mailing costs.

Rental revenues increased by $53,400, or 1.3%, and $354,400, or 2.8%, for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which contributed to the increases were higher rental revenues at: 1) Meidinger Tower primarily due to the receipt in 1996 of a one-time lease settlement fee as well as an increase in occupancy; 2) Prentice Plaza, primarily due to an increase in tenant expense reimbursements; 3) Deerfield Mall, primarily due to an increase in the average base rental rate charged to new and renewing tenants and 4) Sentry West, through the August 28, 1996 sale date, primarily due to increases in the average base rental rate. Partially offsetting the increases was lower tenant expense reimbursements at Equitable of Iowa Building ("Equitable") and the absence of September 1996 rental revenues at Sentry West resulting from the sale of the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization expense decreased by $389,800 and $1,118,200, respectively, for the quarterly and nine-month periods under comparison. The decreases were primarily the result of the Partnership discontinuing the recording of periodic depreciation and amortization expense for depreciable and amortizable assets at Equitable and Sentry West, beginning January 1, 1996, in connection with classifying the properties as held for disposition. In addition, the effects of provisions for value impairment recorded during the year ended December 31, 1995 reduced the depreciable bases of Deerfield Mall and Meidinger Tower.

Interest expense on the Partnership's mortgage loans decreased by $112,700 and $270,900 for the quarter and nine months ended September 30, 1996, respectively, when compared to the same periods of 1995. The decreases were primarily due to: 1) lower average interest rates on the Partnership's variable rate mortgage loans; 2) a decrease in the interest rate on the fixed-rate mortgage loan collateralized by Regency Park Shopping Center ("Regency Park"), as further discussed below and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza.

Repairs and maintenance expense increased by $53,800 and $218,800 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The properties contributing most significantly to the increases were Equitable, primarily due to air conditioning coil replacements and the emergency repair of a broken fire main and Meidinger Tower, primarily due to an increase in the costs to operate and maintain the property as a result of the increase in occupancy.

Property operating expense increased by $25,000 and $156,700 for the quarterly and nine-month periods under comparison, respectively, as a result of increases at: 1) Meidinger Tower, primarily due to utility, security and personnel costs as well as increases in property management and leasing fees resulting from the increase in rental revenues; 2) Equitable, primarily due to increases in personnel and utility costs and 3) Deerfield Mall, primarily as the result of the 1996 settlement of Florida sales and use tax audits relating to the tax years 1987 through 1990, and increases in professional service and property management and leasing fees.

Real estate tax expense decreased by $207,400 and $133,300 for the quarterly and nine-month periods under comparison, respectively. The significant decrease for the periods under comparison was primarily due to the successful appeals in 1996 for reductions of the assessed values of 1800 Sherman Office Building ("1800 Sherman") for the 1995 tax year and for Equitable for the 1996 tax year. Real estate tax expense also decreased for Equitable due to a reduction in the assessed value and the tax rate for the 1995 tax year. The decreases were partially offset for the nine-month comparable periods by an increase in real estate tax expense at Prentice Plaza resulting from an increase in the assessed value of this property for real estate tax purposes.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                            Comparative Cash Flow Results
                                              For the Nine Months Ended
                                             9/30/96      9/30/95
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $ 1,864,500  $ 1,312,600
Items of reconciliation:
 Scheduled principal payments on mortgage
  loans payable                                901,100      940,800
 Decrease in current assets                    576,500      120,100
 Increase in current liabilities               119,500      923,300
----------------------------------------------------------------------------
Net cash provided by operating activities  $ 3,461,600  $ 3,296,800
----------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                $ 3,208,400  $(1,044,900)
----------------------------------------------------------------------------
Net cash (used for) financing activities   $(5,568,000) $(1,935,200)
----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $551,900 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995, was primarily due to the change in net income (loss) previously discussed, exclusive of depreciation and amortization expense and the gain on the sale of Sentry West and to the absence of principal payments in 1996 on the mortgage loan collateralized by Meidinger Tower.

The net increase in the Partnership's cash of $1,102,000 for the nine months ended September 30, 1996 was primarily the result of the net cash provided by operating activities and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

net proceeds received from the sale of Sentry West exceeding the increases in escrow deposits and investments in debt securities, regularly scheduled principal payments made on Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased by $164,800 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This increase was primarily due to increases in the net cash provided by operating activities at Meidinger Tower, Sentry West, Deerfield Mall, and Regency Park totaling $708,000 as well as the increase in interest income and decrease in interest and general and administrative expenses, previously discussed. The increase was partially offset by decreases in the net cash provided by operating activities at Equitable and 1800 Sherman totaling $610,500.

Net cash (used for) provided by investing activities changed from $(1,044,900) for the nine months ended September 30, 1995 to $3,208,400 for the nine months ended September 30, 1996. The change was primarily due to the sale of Sentry West, partially offset by an increase in cash paid into real estate tax escrows and the increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $515,300 for these items and has projected to spend approximately $300,000 during the remainder of 1996. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $200,000 for Meidinger Tower and $50,000 for Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $3,632,800 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995, was primarily the result of the repayment of mortgage loan in conjunction with the sale of Sentry West, partially offset by the effects of the expiration of the Repurchase Option Period in 1995 and the absence of principal payments in 1996 on the mortgage loan collateralized by Meidinger Tower. Also contributing to the increase were higher principal payments made in 1996 compared to 1995 on the mortgage loans collateralized by Equitable, Regency Park, Prentice Plaza and Deerfield Mall.

Pursuant to a modification of the Partnership's Front-End Fees Loan agreement, the Partnership has the option to defer payment of interest on this loan for a 48-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of September 30, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

On August 28, 1996, the joint venture which owned Sentry West, in which the Partnership has a 50% interest, sold Sentry West for $11,650,000. The Partnership's share of the proceeds from this transaction, net of closing prorations, selling expenses and the repayment of the mortgage loan collateralized by Sentry West was approximately $894,000 and was added to working capital.

On October 16, 1996 the Partnership sold Equitable for $7,000,000. Proceeds from this transaction, net of closing prorations, estimated selling expenses and the repayment of the mortgage loan collateralized by Equitable, were approximately $520,000.

The joint venture which owns Regency Park, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency Park. Significant terms of the Extension, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park.

The Partnership has significant financial obligations during the remainder of 1996 and beyond. In addition, it is anticipated that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the nine months ended September 30, 1996 Cash Flow (as defined in the Partnership Agreement) of $1,864,500 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnerships' existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned, additional proceeds to be received from any sale, financing or refinancing of any properties or any mortgage loan modifications or extensions,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) as well as the option to defer payment of interest on the Front-End Fees Loan (see Note 3 of Notes to Financial Statements) are sufficient to cover the planned expenditures for the ensuing twelve month period.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution. There can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          A report on Form 8-K was filed on September 12, 1996 reporting the sale of Sentry Park West Office Campus, located in Blue Bell, Pennsylvania.

          A report on Form 8-K was filed on October 30, 1996 reporting the sale of the Equitable of Iowa Building, located in Des Moines, Iowa.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL INCOME AND GROWTH FUND - SERIES
                                 XII

                                 By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Date:  November 14, 1996         By: /s/  DOUGLAS CROCKER II
       -----------------         ---------------------------
                                          DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date:  November 14, 1996         By: /s/     NORMAN M. FIELD
       -----------------         ---------------------------
                                             NORMAN M. FIELD
                                 Vice President - Finance and Treasurer