Form 10-K405
period 1996-12-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1997-03-31
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   December 31, 1996
                                     ------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    -------------------

     Commission File Number                            0-16888
                                    -------------------------------------------


               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                       36-3498223
-------------------------------               ----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

  Two North Riverside Plaza,
 Suite 1100, Chicago, Illinois                             60606-2607
-------------------------------               ----------------------------------
   (Address of principal                                   (Zip Code)
    executive offices)

Registrant's telephone number,                           (312) 207-0020
 including area code                          ----------------------------------


Securities registered pursuant to Section                    NONE
 12(b) of the Act:                            ----------------------------------


Securities registered pursuant to
 Section 12(g) of the Act:                    Limited Partnership Assignee Units
                                              ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO
                                         ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated May 8, 1987, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-12269), is incorporated herein by reference in Part IV of this report.

Real Estate Sale Agreement for the sale of Equitable of Iowa Building, located in Des Moines, Iowa, is incorporated herein by reference in Part IV of this report.

Real Estate Sale Agreement for the sale of Sentry Park West Office Campus, located in Blue Bell, Pennsylvania, is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
------------------------

                                 PART I

ITEM 1.  BUSINESS

The registrant, First Capital Income and Growth Fund-Series XII (the "Partnership") is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 1,000,000 Limited Partnership Assignee Units (the "Units") to the public from May 1987 to November 1988, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration No. 33-12269). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, or any one or more of these categories. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996 the Partnership, with its respective joint venture partners, has dissolved as a result of the sale and/or disposition of: 1) one 50% and one 75% interest in joint ventures that had 100% interests in real property; 2) all four 50% joint ventures that had preferred majority interests in real property and 3) one real property investment.

Property management services for the Partnership's real estate investments are provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1997, there were 16 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 1996, the Partnership owned directly or through joint ventures, the following five properties, which were owned in fee simple and, except for 1800 Sherman Office Building ("1800 Sherman"), were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 5 of the Notes to Financial Statements.

                                                       Net Leasable   Number of
     Property Name                  Location           Sq. Footage   Tenants (c)
-----------------------    --------------------------  ------------  -----------
SHOPPING CENTERS:
-----------------
Deerfield Mall             Deerfield Beach, Florida      379,170       54 (2)

                                                         Net Leasable      Number of
       Property Name                   Location           Sq. Footage     Tenants (c)
---------------------------     ---------------------    -------------   -------------
Shopping Centers: continued
---------------------------

Regency Park (25%)              Jacksonville, Florida       327,710         23 (3)

Office Buildings:
-----------------
Meidinger Tower                 Louisville, Kentucky        331,054         33 (1)

Prentice Plaza (50%)            Englewood, Colorado         157,311         33 (1)

1800 Sherman (50%)              Evanston, Illinois          134,541         29 (2)

  (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

  (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Deerfield Mall, 1800 Sherman, Meidinger Tower and Prentice Plaza the Partnership's most significant properties, was $664,100, $464,800, $400,800 and $143,000, respectively, for the year ended December 31, 1996. In the opinion of the General Partner, all of the Partnership's properties are adequately insured and serviced by all necessary utilities.

  (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:
(excludes properties that were sold during 1996)

           Property Name        1996     1995    1994     1993     1992
         -----------------     ------   ------  ------   ------   ------
         Meidinger Tower        98%      96%     93%      85%      88%

         Deerfield Mall         92%      93%     92%      89%      80%

         1800 Sherman           94%      97%     97%      94%      88%

         Prentice Plaza         98%      99%     97%      92%      93%


------    ----------

The amounts in the following table represent each of the Partnership's most significant properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:
(excludes properties that were sold during 1996)

          Property Name             1996        1995        1994        1993        1992
         ---------------           ------      ------      ------      ------      ------
         Meidinger Tower           $ 7.98      $ 8.33      $ 8.21      $ 8.46      $10.11

         Deerfield Mall            $ 9.57      $ 9.58      $ 9.25      $ 9.40      $ 9.70

         1800 Sherman              $21.27      $21.14      $20.58      $20.20      $19.67

         Prentice Plaza            $14.91      $14.31      $13.65      $12.63      $13.09

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties:

                                  Partnership's Share of per
                                   annum Base Rents (a) for                                    Percentage            Renewal
                              -------------------------------------                              of Net              Options
                                                      Final Twelve          Expiration          Leasable            (Renewal
                                                        Months of             Date of           Footage             Options/
                                 1997                     Lease                Lease            Occupied              Years)
                              ----------              -------------        ------------       ------------        -------------
Meidinger Tower
---------------

William M. Mercer
 (management and
   insurance consulting)         $887,200               $887,200             7/31/2002            34%             1/10 & 2/5

Deerfield Mall
--------------

T. J. Maxx
  (department store)             $390,800               $433,500            11/30/2012            21%                 5/5

Publix
  (grocery store)                $252,700               $252,700              5/4/2008            11%                 4/5

1800 Sherman (50%)
------------------

ZS Associates
  (sales-force                   $276,100               $317,200            12/31/2004            22%                 1/5
    life insurance)

Sachs Group
  (health care information)      $172,200               $206,600             6/30/2004            11%                 1/5


Prentice Plaza (50%)
--------------------

ANTEC Corporation
 (design,                        $213,500               $224,400             9/30/1999            17%                 None
  engineering,
  manufacturing and
  distribution of cable

  television products)


  (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2006 for the Partnership's most significant properties:

                                                       Base Rents in
                  Number                                  Year of             % of Total Base
   Year         of Tenants         Square Feet         Expiration (a)             Rents (b)
  ------       ------------       -------------       ----------------        -----------------
   1997             19               49,886             $278,900                   3.34%
   1998             40              144,154             $801,600                  10.38%
   1999             30              142,471             $820,500                  12.83%
   2000             15               57,312             $467,200                   8.56%
   2001             16               62,370             $452,600                   9.37%
   2002              4              134,042             $671,500                  17.20%
   2003              9               48,254             $322,100                  10.57%
   2004              6               83,005             $673,300                  27.07%
   2005              2                4,280             $ 21,100                   1.20%
   2006              1                6,681             $ 52,300                   3.06%


  (a) Represents the Partnership's portion of base rents to be collected each calendar year on expiring leases.

  (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 7,391 Holders of Units.

ITEM 6.
SELECTED FINANCIAL DATA

                                         For the Years Ended December 31,
                          ------------------------------------------------------------------
                             1996         1995          1994          1993          1992
---------------------------------------------------------------------------------------------
Total revenues            $17,900,200 $ 17,678,700  $ 16,698,200  $ 18,534,400  $ 22,687,900
Net income (loss)         $ 2,155,600 $(13,386,400) $(14,742,000) $(22,424,800) $(11,581,300)
Net income (loss)
 allocated to Limited
 Partners (a)             $2,134,000  $(13,252,500) $(14,594,600) $(22,200,600) $(11,465,500)
Weighted average number
 of Units outstanding         949,843      953,845       963,785       973,695       984,436
Net income (loss)
 allocated to Limited
 Partners per weighted
 average Unit (a)         $      2.25 $     (13.89) $     (15.14) $     (22.80) $     (11.65)
Total assets              $74,772,700 $ 85,015,000  $100,121,600  $120,664,800  $167,132,400
Mortgage loans payable    $48,858,400 $ 60,405,300  $ 61,195,100  $ 65,853,800  $ 87,530,600
Front-End Fees Loan
 payable to Affiliate     $13,434,400 $ 13,434,400  $ 13,434,400  $ 13,434,400  $ 13,434,400
Distributions to Limited
 Partners per weighted
 average Unit                    None         None          None          None  $       0.25
Return of capital to
 Limited Partners per
 weighted average Unit
 (b)                             None         None          None          None  $       0.25
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $65,500,600 $ 78,329,900  $ 94,027,300  $113,844,700  $148,740,900
Number of real property
 interests owned at
 December 31                        5            7             7            10            11
---------------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  2,710,800  $ 2,141,300  $ 2,259,300  $ 2,673,200  $ 3,387,400
Items of reconciliation:
 Principal payments on
  mortgage loans payable  $  1,085,200  $ 1,240,500  $   449,200  $   185,200  $   187,700
 General Partner's
  Portfolio Management
  Fee                                                                               27,500
 Changes in current
  assets and
  liabilities:
 Decrease (Increase) in
  current assets               374,200     (271,600)     495,000      540,200      (84,400)
(Decrease) Increase in
  current liabilities         (751,300)      50,600     (156,100)     758,200      (33,800)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  3,418,900  $ 3,160,800  $ 3,047,400  $ 4,156,800  $ 3,484,400
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 10,173,400  $  (683,000) $ 2,141,100  $(5,627,100) $(3,683,300)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(11,675,100) $(1,833,400) $(5,762,800) $(4,329,500) $(6,628,800)
-------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-9 in this report and the supplemental schedule on pages A-10 and A-11.

ITEM 6. SELECTED FINANCIAL DATA

                                         For the Years Ended December 31,
                          ------------------------------------------------------------------
                             1996         1995          1994          1993          1992
---------------------------------------------------------------------------------------------
Total revenues            $17,899,200 $ 17,678,700  $ 16,698,200  $ 18,534,400  $ 22,687,900
Net income (loss)         $ 2,155,600 $(13,386,400) $(14,742,000) $(22,424,800) $(11,581,300)
Net income (loss)
 allocated to Limited
 Partners (a)             $ 2,134,000 $(13,252,500) $(14,594,600) $(22,200,600) $(11,465,500)
Weighted average number
 of Units outstanding         949,843      953,845       963,785       973,695       984,436
Net income (loss)
 allocated to Limited
 Partners per weighted
 average Unit (a)         $      2.25 $     (13.89) $     (15.14) $     (22.80) $     (11.65)
Total assets              $74,772,700 $ 85,015,000  $100,121,600  $120,664,800  $167,132,400
Mortgage loans payable    $48,858,400 $ 60,405,300  $ 61,195,100  $ 65,853,800  $ 87,530,600
Front-End Fees Loan
 payable to Affiliate     $13,434,400 $ 13,434,400  $ 13,434,400  $ 13,434,400  $ 13,434,400
Distributions to Limited
 Partners per weighted
 average Unit                    None         None          None          None  $       0.25
Return of capital to
 Limited Partners per
 weighted average Unit
 (b)                             None         None          None          None  $       0.25
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $65,500,600 $ 78,329,900  $ 94,027,300  $113,844,700  $148,740,900
Number of real property
 interests owned at
 December 31                        5            7             7            10            11
---------------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  2,710,800  $ 2,141,300  $ 2,259,300  $ 2,673,200  $ 3,387,400
Items of reconciliation:
 Principal payments on
  mortgage loans payable     1,085,200    1,240,500      449,200      185,200      187,700
 General Partner's
  Portfolio Management
  Fee                                                                               27,500
 Changes in current
  assets and
  liabilities:
 Decrease (Increase) in
  current assets               374,200     (271,600)     495,000      540,200      (84,400)
 (Decrease) Increase in
  current liabilities         (751,300)      50,600     (156,100)     758,200      (33,800)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  3,418,900  $ 3,160,800  $ 3,047,400  $ 4,156,800  $ 3,484,400
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 10,173,400  $  (683,000) $ 2,141,100  $(5,627,100) $(3,683,300)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(11,675,100) $(1,833,400) $(5,762,800) $(4,329,500) $(6,628,800)
-------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-16 in this report and the supplemental schedule on pages A-17 and A-18.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on May 8, 1987 and began operations on June 9, 1987 after reaching the required minimum subscription level. On November 22, 1988, the Offering was Terminated upon the sale of 1,000,000 Units. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996 the Partnership, with its respective joint venture partners, has dissolved as a result of the sale and/or disposition of: 1) one 50% and one 75% interest in joint ventures that had 100% interests in real property; 2) all four 50% interests in joint ventures with preferred majority interests in real property and 3) one real property interest.

As disclosed in the Partnership's Annual Report for the year ended December 31, 1995, the Partnership was faced with significant financial obligations during 1996. In addition, operating results were affected by industry issues of its tenants, as well as unique matters related to its individual properties. During 1996, the General Partner was successful in selling two of the three properties whose mortgage debt was maturing during 1996 and was able to extend until December 31, 1997 the maturity date of the other maturing mortgage loan. The Partnership was also able to resolve some of the unique issues facing its properties through successful tenanting of those properties and the sale of two of the properties. During 1996 each of the Partnership's remaining properties experienced improved operating results as compared to the previous year. Notwithstanding this, the future operations of the Partnership's properties still face uncertainty based on regional market issues, individual property matters and industry issues and loan maturities.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                    Comparative Operating Results
                                                 (a)
                                   For the Years Ended December 31,
                                   ----------------------------------
                                      1996        1995        1994
----------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues                    $4,893,300  $4,680,200  $4,134,300
----------------------------------------------------------------------
Property net (loss) (b)            $ (203,200)   (311,200)   (563,000)
----------------------------------------------------------------------
Average occupancy                         97%         93%         90%
----------------------------------------------------------------------
DEERFIELD MALL
Rental revenues                    $4,275,400  $4,212,300  $3,941,300
----------------------------------------------------------------------
Property net income (b)            $  794,000  $  550,500  $  247,600
----------------------------------------------------------------------
Average occupancy                         94%         94%         89%
----------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues                    $1,533,100  $1,538,200  $1,496,900
----------------------------------------------------------------------
Property net income (b)            $  380,600  $  316,000  $  388,900
----------------------------------------------------------------------
Average occupancy                         95%         97%         95%
----------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues                    $1,270,700  $1,169,400  $1,072,900
----------------------------------------------------------------------
Property net (loss)                $  (19,000)   (229,800)   (250,400)
----------------------------------------------------------------------
Average occupancy                         99%         97%         93%
----------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues                    $  599,300  $  587,500  $  523,200
----------------------------------------------------------------------
Property net income (loss) (b)     $   10,500  $  (70,200) $ (163,100)
----------------------------------------------------------------------
Average occupancy                         90%         88%         79%
----------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING
Rental revenues                    $3,020,700  $3,845,500  $3,503,300
----------------------------------------------------------------------
Property net income (b)(c)         $  910,100  $  528,900  $  147,900
----------------------------------------------------------------------
Average occupancy                     (c)             99%         97%
----------------------------------------------------------------------
SENTRY PART WEST OFFICE CAMPUS (50%)
Rental revenues                    $1,009,500  $1,399,200  $1,149,500
----------------------------------------------------------------------
Property net income (loss) (b)(c)  $  244,700  $ (351,400)   (396,100)
----------------------------------------------------------------------
Average occupancy                     (c)             86%         76%
----------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II & III (50%)
Rental revenues                                            $  371,500
----------------------------------------------------------------------
Property net income (d)                                    $    5,100
----------------------------------------------------------------------
Average occupancy                                             (d)
----------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS (50%)
Rental revenues                                              $137,000
----------------------------------------------------------------------
Property net (loss) (b)(d)                                 $ (32,800)
----------------------------------------------------------------------
Average occupancy                                             (d)
----------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) income excludes provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 12 of Notes to Financial Statements for additional information).
(c) These properties were sold during 1996. The gains realized on the sales of these properties are excluded from the property net income reported above (see Note 11 of Notes to Financial Statements for additional information).
(d) These properties were sold during 1994. The gains/losses realized on the sales of these properties are excluded from property net income / loss reported above (see Note 11 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership changed from a (loss) of $(13,386,400) for the year ended December 31, 1995 to income of $2,155,600 for the year ended December 31, 1996. The change in results was primarily due to the provisions for value impairment which contributed $12,700,000 to the net (loss) in 1995. In addition, the change was due to the gain of $816,100 and $160,200 from the sales of Sentry West and Equitable, respectively, during 1996.

Net results, exclusive of provisions for value impairment, gain on sale of properties and the operating results of the sold properties, changed from a
(loss) of $(863,900) for the year ended December 31, 1995 to income of $24,500 for the year ended December 31, 1996. The change in results was primarily due to: 1) improved operating results at all of the Partnership remaining properties, 2) decreased interest expense on the Partnership's Front-End Fees loan, due to a decrease in the variable interest rate, 3) increased interest income, primarily due to an increase in the funds available for short-term investments which was primarily the result of the receipt of sales proceeds during the second half of 1996 and 4) decreased general and administrative expenses, primarily due to lower data processing and printing and mailing costs.

The following comparative discussion includes the results from the Partnership's five remaining property investments.

Rental revenues increased by $384,200 or 3.2% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which contributed to the increase were higher rental revenues at Meidinger Tower, which was primarily due an increase in tenant expense reimbursements and the receipt in 1996 of a one-time lease settlement fee and Prentice Plaza, primarily due to an increase in tenant expense reimbursements and base rents, which was due to the increase in average occupancy and average base rental rate charged to new and renewing tenants.

Interest expense on the Partnership's mortgage loans decreased by $280,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to: 1) a lower average interest rate on Meidinger's variable rate mortgage loan; 2) a decrease in the interest rate on the fixed-rate mortgage loan collateralized by Regency, as further discussed below and 3) lower average outstanding balances resulting from principal payments on Deerfield Mall and Regency.

Depreciation and amortization expense decreased by $146,500 for the years under comparison. The decrease was primarily the result of the effects of provisions for value impairment recorded during the year ended December 31, 1995 which reduced the depreciable bases of Deerfield Mall, Meidinger Tower, 1800 Sherman and Regency.

Real estate tax expense decreased by $142,200 for the years under comparison. The decrease was primarily due to the successful appeal in 1996 for the reduction of the assessed value of 1800 Sherman for the 1995 tax year and the 1996 receipt of a refund following a successful appeal of the assessed value of Prentice Plaza for the 1989 to 1994 tax years.

Repairs and maintenance expense increased by $116,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The property contributing most significantly to the increase was Meidinger Tower, primarily due to a 7% increase in the janitorial service contract which was the result of an increase in the contractor's wages and the costs of supplies.

Property operating expenses increased by $107,700 for the years under comparison as a result of an increase at Meidinger Tower which was primarily due to higher utility, security and personnel costs as well as an increase in property management and leasing fees resulting from the increase in rental revenues. Also contributing to the increase was an increase in security costs at Prentice Plaza.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased by $1,355,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The effects of the sales of certain Partnership properties during 1994 and provisions for value impairment recognized in 1995 and 1994 had a significant impact on the comparison of net (loss) for the years ended December 31, 1995 and 1994. The Partnership recorded provisions for value impairment of $12,700,000 during 1995. During 1994, the Partnership recorded provisions for value impairment of $13,250,000 and sold the three remaining office buildings at Sentry East as well as Park Central. Properties sold during 1994 accounted for net income (including operating results and the net gain on sale of properties) of $160,800. For further information on the sales see Note 11 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold and provisions for value impairment, net (loss) for the year ended December 31, 1995 decreased by $968,700 when compared to the net (loss) for the year ended December 31, 1994. The primary factor contributing to the decrease in net (loss) was improved operating results at all of the Partnership's remaining property interests except 1800 Sherman. In addition, interest income increased due to an increase in the rates and funds available for short-term investments. Partially offsetting the decrease in net (loss) was an increase in interest expense on the Partnership's Front-End Fees Loan due to an increase in the variable interest rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased by $1,610,900 or 10% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This increase was primarily the result of an increase in the average occupancy rates at all of the Partnership's properties. This factor, along with an increase in the average base rental rate charged to new and renewing tenants, contributed to a total increase for the Partnership of $974,300 in base rents. Another significant factor was a net increase in tenant expense reimbursements at the Partnership's properties, particularly at Meidinger Tower.

Depreciation and amortization expense decreased by $223,100 for the years under comparison. The decrease was primarily the result of the effects of provisions for value impairment recorded for several Partnership properties, which reduced depreciable bases.

Interest expense on the Partnership's mortgage loans increased by $568,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to increases in the variable interest rates on the mortgage loans collateralized by Meidinger Tower, Equitable and Sentry West together with a fixed interest rate on the new mortgage loan collateralized by Deerfield Mall which was higher than the 1994 variable interest rate on its prior mortgage loan.

Property operating expense increased by $191,600 for the years under comparison. Contributing factors were increases in property management and leasing fees at all of the Partnership's properties, except for Deerfield Mall as a result of the increase in rental revenues, and in fees for professional services at Sentry West, Equitable and Prentice Plaza. Partially offsetting the increase in property operating expense was decreased professional service fees at Deerfield Mall and 1800 Sherman.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnerships operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Select Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $569,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995, was primarily due to the change in net income (loss) previously discussed (exclusive of depreciation, amortization, provisions for value impairment and the gains on the sales of Sentry West and Equitable) and the absence of principal payments in 1996 on the mortgage loan collateralized by Meidinger Tower.

The net increase in the Partnership's cash position of $1,917,200 for the year December 31, 1996 was primarily the result of the net cash provided by operating activities and the net proceeds received from the sales of Sentry West and Equitable exceeding the increases in escrow deposits, investments in debt securities, regularly scheduled principal payments made on Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds for the Partnership. Net cash provided by operating activities increased by $258,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This increase was primarily due to increases in the net cash provided by operating activities at Meidinger Tower, Prentice Plaza, Deerfield Mall and Regency as well as the increase in interest income and decrease in interest expense and general and administrative expenses, previously discussed. The increase was partially offset by decrease in the net cash provided by operating activities at Equitable and Sentry West which was the result of their sale during 1996.

Net cash (used for) provided by investing activities changed from $(683,000) for the year ended December 31, 1995 to $10,173,400 for the year ended December 31, 1996. The change was primarily due to the cash generated from the sales of Sentry West and Equitable, partially offset by an increase in cash paid into real estate tax escrows and an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnerships short-term

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and substantially all of them mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $899,500 for these items and has budgeted to spend approximately $1,000,000 during 1997. Included in this budgeted amount are capital and tenant improvements and leasing costs of approximately $500,000 for Meidinger Tower. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On August 28, 1996, the joint venture which owned Sentry West, in which the Partnership had a 50% interest, sold Sentry West for $11,650,000. The Partnership's share of the proceeds from this transaction, net of closing prorations, selling expenses and the repayment of the mortgage loan collateralized by Sentry West was approximately $894,500 and was added to working capital. For additional information, see Note 11 of Notes to Financial Statements.

On October 16, 1996 the Partnership sold Equitable for $7,000,000. Proceeds from this transaction, net of closing prorations, estimated selling expenses and the repayment of the mortgage loan collateralized by Equitable, was approximately $520,000 and were added to working capital. For additional information, see Note 11 of Notes to Financial Statements.

The increase in net cash used for financing activities of $9,841,700 for year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily the result of the repayment of mortgage loans in conjunction with the sales of Sentry West and Equitable, partially offset by the effects of the expiration of the Repurchase Option Period in 1995 and the absence of principal payments in 1996 on the mortgage loan collateralized by Meidinger Tower. Also contributing to the increase were higher principal payments made in 1996 compared to 1995 on the mortgage loans collateralized by Regency and Deerfield Mall.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 48-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

In August 1996, the joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of the Extension, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

As of December 31, 1996, 26 of the 33 tenants at Prentice Plaza and 35 of the 54 tenants at Deerfield Mall have leases, totaling 236,905 square feet, that expire during the next three years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,180,600. Notwithstanding the market rental rates that may be in effect at the time that these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties in 1998 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during 1997 and beyond. In addition to required principal payments on certain of its mortgage loans, two of the Partnership's mortgage loans mature within the next two years. In addition, as a result of the potential tenant turnover discussed above, it is anticipated that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) of $2,710,800 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties future operating results, the General Partner currently believes that the amount of the Partnerships existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover the planned expenditures for the ensuing twelve month period.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

         Name                                                Office
         ----                                                ------

     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Chart House Enterprises, Inc., Ramco Energy plc, Teletech Holdings Inc., Board of Trustees of Equity Residential Properties Trust. He is a Director of Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

(b,c & e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                           Office
           ----                                           ------

     Douglas Crocker II.......................President and Chief Executive
                                              Officer
     Gus J. Athas.............................Senior Vice President
     Norman M. Field..........................Vice President - Finance and
                                              Treasurer




     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice Presient, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protectiion under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------
     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------
     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13
(a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1997, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 949,843 Units then outstanding.

(a) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner, as a group, did not own any Units.

(a)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1996, these Affiliates were entitled to leasing, property management and supervisory fees of $968,000, of which $32,000 was due as of December 31, 1996. Other Affiliates of the General Partner were also entitled to receive $207,300 for fees, compensation and reimbursements for insurance and personnel services fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, $4,300 was due to Affiliates as of December 31, 1996.

    In addition to the principal balance, the Partnership is also obligated to an Affiliate for interest incurred on the Front-End Fees Loan. The Affiliate was entitled to $1,016,600 in interest for the year ended December 31, 1996. Of this amount $87,500 was due to the Affiliate as of December 31, 1996. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.

    Pursuant to a modification of the Partnership's Front-End Fees Loan, the Partnership has the option to defer payment of interest on this loan for a 49-month period beginning March 1, 1993. All deferred amounts shall be due and payable on April 1, 1997, and shall not be subordinated to repayment to the Limited Partners. As of December 31, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan.

     In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

     In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated a Net Profit of $21,600 which included $9,800 of gain from the sale of Partnership properties.

     ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1996, the Partnership's 50% share of ANTEC's rent and related payments amounted to $293,400. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

     Manufactured Homes Communities, Inc. ("MHC"), a real estate investment trust which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1996, the Partnership's 50% share of MHC's rent amounted to $29,900. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $194,300 for legal fees from the Partnership. As of December 31, 1996, $63,100 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d)  See Index of Financial Statements, Schedule and Exhibits on page
           A-1 of Form 10-K.

(b)  Reports on Form 8-K:

As disclosed in Item 6 of the Registrant's Form 10-Q, for the quarter ended September 30, 1996, a report on Form 8-K was filed on October 30, 1996, reporting the sale of the Equitable of Iowa Building.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                            BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Dated:   March 28, 1997     By:  /s/      DOUGLAS CROCKER II
      --------------------     ----------------------------------------------
                                          DOUGLAS CROCKER II
                                 President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/    SAMUEL ZELL              March 28, 1997           Chairman of the Board and
--------------------------      --------------           Director of the General Partner
       SAMUEL ZELL

/s/    DOUGLAS CROCKER II       March 28, 1997           President, Chief Executive Officer and
--------------------------      --------------           Director of the General Partner
       DOUGLAS CROCKER II

/s/    SHELI Z. ROSENBERG       March 28, 1997           Director of the General Partner
--------------------------      --------------
       SHELI Z. ROSENBERG

/s/    GUS J. ATHAS             March 28, 1997           Senior Vice President
--------------------------      --------------
       GUS J. ATHAS

/s/    NORMAN M. FIELD          March 28, 1997           Vice President - Finance and Treasurer
--------------------------      --------------
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                       -------------

Report of Independent Auditors                               A-2

Balance Sheets as of December 31, 1996 and 1995              A-3

Statements of Partners' Capital for the Years
 Ended December 31, 1996, 1995, 1994                         A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1996, 1995, 1994                         A-4

Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995, 1994                               A-4

Notes to Financial Statements                            A-5 to A-9

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of    A-10 and A-11
      December 31, 1996

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-37 of the Partnership's definitive Prospectus dated May 8, 1987; Registration Statement No. 33-12269, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts

Real Estate Sale Agreement for the sale of the Partnership's investment in Equitable of Iowa Building filed as an exhibit to the Partnership's Report on Form 8-K dated October 30, 1996 is incorporated herein by reference.

Real Estate Sale Agreement for the sale of the Partnership's investment in Sentry Park West Office Campus filed as an exhibit to the Partnership's Report on Form 8-K dated September 12, 1996 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income and Growth Fund - Series XII,
A Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income and Growth Fund - Series XII, A Real Estate Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income and Growth Fund - Series XII, A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                       1996          1995
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 13,074,900  $ 14,678,900
 Buildings and improvements                          73,507,400    89,326,600
------------------------------------------------------------------------------
                                                     86,582,300   104,005,500
 Accumulated depreciation and amortization          (21,081,700)  (25,675,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      65,500,600    78,329,900
Cash and cash equivalents                             6,900,600     4,983,400
Investments in debt securities                          496,300
Restricted cash                                         100,000        80,000
Rents receivable                                        549,700       563,300
Escrow deposits                                         747,600       147,700
Other assets (net of accumulated amortization on
 loan acquisition costs of $1,167,200 and
 $1,281,500, respectively)                              477,900       910,700
------------------------------------------------------------------------------
                                                   $ 74,772,700  $ 85,015,000
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 48,858,400  $ 60,405,300
 Front-End Fees Loan payable to Affiliate            13,434,400    13,434,400
 Accounts payable and accrued expenses                1,939,800     2,687,900
 Due to Affiliates                                      186,900       179,400
 Security deposits                                      221,800       321,500
 Other liabilities                                      144,500       155,200
------------------------------------------------------------------------------
                                                     64,785,800    77,183,700
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (1,675,000)   (1,696,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                 11,661,900     9,527,900
------------------------------------------------------------------------------
                                                      9,986,900     7,831,300
------------------------------------------------------------------------------
                                                   $ 74,772,700  $ 85,015,000
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January
 1, 1994                                $(1,415,300) $ 39,375,300  $37,960,000
Repurchase of Units                                    (1,001,000)  (1,001,000)
Net (loss) for the year ended December
 31, 1994                                  (147,400)  (14,594,600) (14,742,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1994                                (1,562,700)   23,779,700   22,217,000
Repurchase of Units                                      (999,300)    (999,300)
Net (loss) for the year ended December
 31, 1995                                  (133,900)  (13,252,500) (13,386,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                (1,696,600)    9,527,900    7,831,300
Net income for the year ended December
 31, 1996                                    21,600     2,134,000    2,155,600
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                               $(1,675,000) $ 11,661,900  $ 9,986,900
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except Unit and per Unit amounts)

                                      1996         1995          1994
--------------------------------------------------------------------------
 Income:
 Rental                            $16,602,000 $ 17,433,800  $ 16,353,100
 Interest                              320,900      244,900       156,600
 Net gain on sales of properties       976,300                    188,500
--------------------------------------------------------------------------
                                    17,899,200   17,678,700    16,698,200
--------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                         1,016,600    1,090,000       924,100
  Nonaffiliates                      4,188,100    4,725,900     4,253,400
 Depreciation and amortization       2,616,700    4,068,200     4,389,000
 Property operating:
  Affiliates                         1,134,900    1,036,300       964,300
  Nonaffiliates                      2,047,500    2,277,600     2,336,800
 Real estate taxes                   2,078,000    2,441,000     2,465,200
 Insurance--Affiliate                  155,200      151,100       185,300
 Repairs and maintenance             2,280,100    2,322,500     2,418,100
 General and administrative:
  Affiliates                            54,700       66,600        55,800
  Nonaffiliates                        171,800      185,900       198,200
 Provisions for value impairment                 12,700,000    13,250,000
--------------------------------------------------------------------------
                                    15,743,600   31,065,100    31,440,200
--------------------------------------------------------------------------
 Net income (loss)                 $ 2,155,600 $(13,386,400) $(14,742,000)
--------------------------------------------------------------------------
 Net income (loss) allocated to
  General Partner                  $    21,600 $   (133,900) $   (147,400)
--------------------------------------------------------------------------
 Net income (loss) allocated to
  Limited Partners                 $ 2,134,000 $(13,252,500) $(14,594,600)
--------------------------------------------------------------------------
 Net income (loss) allocated to
  Limited Partners per Unit        $      2.25      $(13.89) $     (15.14)
--------------------------------------------------------------------------
 Weighted average number of Units
  outstanding                          949,843      953,845       963,785
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                           1996          1995          1994
--------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                      $ 2,155,600  $(13,386,400) $(14,742,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization           2,616,700     4,068,200     4,389,000
  Net (gain) on sale or disposition
   of properties                           (976,300)                   (188,500)
  Provisions for value impairment                      12,700,000    13,250,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                               13,600       (22,900)      245,300
   Decrease (increase) in other assets      360,600      (248,700)      249,700
   (Decrease) increase in accounts
    payable and accrued expenses           (748,100)      179,400        97,600
   Increase (decrease) in due to
    Affiliates                                7,500       (70,900)       52,800
   (Decrease) in other liabilities          (10,700)      (57,900)     (306,500)
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           3,418,900     3,160,800     3,047,400
--------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant
  improvements                             (899,500)     (945,500)   (2,186,500)
 (Increase) in investments in debt
  securities                               (496,300)
 Proceeds from the sale of commercial
  rental properties                      12,189,100                   4,698,000
 (Increase) in restricted certificate
  of deposit                                (20,000)
 (Increase) decrease in escrow
  deposits                                 (599,900)      262,500      (370,400)
--------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                10,173,400      (683,000)    2,141,100
--------------------------------------------------------------------------------
 Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                (1,085,200)   (1,240,500)     (449,200)
 Proceeds from mortgage loans payable                   4,875,000    19,417,700
 Repayment of mortgage loans payable    (10,461,700)   (4,424,300)  (23,627,200)
 Repurchase of Units                                     (999,300)   (1,001,000)
 Loan costs incurred, net of refunds        (28,500)      (62,600)     (117,700)
 (Decrease) increase in security
  deposits                                  (99,700)       18,300        14,600
--------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (11,675,100)   (1,833,400)   (5,762,800)
--------------------------------------------------------------------------------
 Net increase (decrease) in cash and
  cash equivalents                        1,917,200       644,400      (574,300)
 Cash and cash equivalents at the
  beginning of the year                   4,983,400     4,339,000     4,913,300
--------------------------------------------------------------------------------
 Cash and cash equivalents at the end
  of the year                           $ 6,900,600  $  4,983,400  $  4,339,000
--------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the year          $ 5,281,700  $  5,779,800  $  5,057,500
--------------------------------------------------------------------------------

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

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures (prior to its liquidation in 1996) was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is charged to expense.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $496,300 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1996. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, restricted cash, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

Certain reclassifications have been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1996, 1995 and 1994 in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated a Net Profit of $21,600, which included a net gain of $9,800 from the sales of Partnership properties. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(133,900), which included a
(loss) from provisions for value impairment of $(127,000). For the year ended December 31, 1994, the General Partner was allocated a Net (Loss) of $(147,400), which included Net Profit of $1,900 from the sales of properties and a (loss) from provisions for value impairment of $(132,500).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                      For the Years Ended December 31,
                         -----------------------------------------------------------
                                1996                1995                1994
                                 ---------------------------------------------------
                            Paid    Payable     Paid    Payable     Paid    Payable
------------------------------------------------------------------------------------
Property management and
 leasing fees            $1,006,800 $ 32,000 $1,092,100 $ 70,800 $  726,300 $167,400
Interest expense on
 Front-End Fees Loan
 (Note 3)                 1,021,300   87,500  1,075,700   92,200    898,900   77,900
Reimbursement of
 property insurance
 premiums, at cost          155,200     None    146,400     None    177,300     None
Loan refinancing fees          None     None       None     None     18,000     None
Reimbursement of
 expenses at cost:
 --Accounting                47,000    3,700     31,700   12,200     29,900    3,700
 --Investor
  communication              15,500      600     23,100    2,800     12,200    1,300
 --Legal                    132,600   63,100     43,700    1,400    216,000     None
 --Other                        300     None      1,300     None       None     None
------------------------------------------------------------------------------------
                         $2,378,700 $186,900 $2,414,000 $179,400 $2,078,600 $250,300
------------------------------------------------------------------------------------

ANTEC Corporation ("Antec"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1996, 1995 and 1994 the Partnership's 50% share of ANTEC's rent amounted to $293,400, $189,000 and $194,100, respectively. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC") a real estate investment trust, which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1996, 1995 and 1994 the Partnership's 50% share of MHC's rent amounted to $29,900, $22,100 and $9,900, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received by the properties based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds. Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the General Partner from unaffiliated lenders.

As of December 31, 1996, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1996 was 7.43%. As of December 31, 1996, the interest rate was 7.56%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 49-month period beginning March 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1997 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1997, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1996, the Partnership had not exercised its option to defer the payment of interest on this loan. During the year ended December 31, 1996, the General Partner transferred this loan to an Affiliate.

4. RESTRICTED CASH:

Restricted certificate of deposit at December 31, 1996 represented a Eurodollar investment in the amount of $100,000 which has been pledged as collateral for a letter of credit issued to the Louisville Gas & Electric Company.

5. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1996 and 1995, consisted of the following loans which are non-recourse:

                          Principal Balance at    Average                          Estimated
  Property Pledged as    ------------------------ Interest  Maturity   Periodic     Balloon
      Collateral          12/31/96     12/31/95   Rate (a)    Date    Payment (b) Payment (b)
---------------------------------------------------------------------------------------------
Regency Park Shopping
 Center (25%) (d)        $ 3,854,600  $ 3,958,600  7.50%   12/31/1997  $ 29,800   $ 3,777,400
Prentice Plaza (50%)       4,838,100    4,875,000  7.50%   12/19/2000        (e)  $ 4,658,200
Meidinger Tower           22,405,300   22,405,300  6.69%   10/15/1998        (f)  $22,405,300
Deerfield Mall            17,760,400   18,241,300  7.60%     3/1/2001  $154,257   $15,313,900
Equitable of Iowa
 Building                         (g)   6,187,500  7.86%
Sentry Park West Office
 Campus (50%)                     (g)   4,737,600  7.94%
---------------------------------------------------------------------------------------------
                         $48,858,400  $60,405,300
---------------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements for Meidinger Tower and Prentice Plaza. As of December 31, 1996, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 6.625% and 7.50%, respectively.
(b) Represents level monthly principal and interest payments, paid in arrears.
(c) This repayment may require either sale or refinancing of the respective property.
(d) In August 1996, the joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of this mortgage loan. Significant terms of the Extension, which were retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.
(e) In addition to monthly interest, monthly principal payments are $3,070 starting February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of each subsequent year from 1997 through 2000, respectively.
(f) For the year ended December 31, 1996, the Partnership made only monthly interest payments as the property did not generate excess cash flow (as defined in the restructured loan agreement). On March 3, 1997, the Partnership received an advance of $228,100 for capital and tenant improvements.
(g) These properties were sold and the mortgage loans were fully repaid during 1996 (see Note 11 for additional information).

Principal amortization of mortgage loans payable for each of the next five years as of December 31, 1996 was as follows:

                    1997  $ 4,413,200
                    1998   23,008,200
                    1999      650,800
                    2000    5,360,600
                    2001   15,425,600
                             --------
                          $48,858,400
                             --------

The amounts scheduled above do not consider principal payment requirements based on property cash flow, which must each be paid periodically, as well as amounts which are available but unfunded to the Partnership under certain mortgage loans.

6. REPURCHASE OPTION:

On January 1, 1991, the Repurchase Option period commenced for the repurchase of Limited Partnership Interests. This Repurchase Option, as defined in the Partnership Agreement, allowed Limited Partners to resell their Interests to the Partnership. During 1995, the fifth and final year of the Repurchase Option period, the partnership paid a price equal to 115% of the Limited Partners' Original Capital Contribution reduced by all prior distributions previously made to the Limited Partner. The maximum amount of Interests that the Partnership was obligated to purchase during the Repurchase Option period was 0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. As of December 31, 1996, the Partnership repurchased 50,157 Units which represented Original Capital Contributions of $5,015,700. The repurchase of these Units, reduced by all prior distributions previously made to the Limited Partners, resulted in a net reduction of Limited Partners' Capital and net payments by the Partnership of $4,581,400.

7. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1966 was as follows:

                    1997        $ 8,851,900
                    1998          8,198,500
                    1999          6,865,600
                    2000          5,886,300
                    2001          5,170,600
                    Thereafter   22,296,000
                             --------------
                                $57,268,900
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $147,400, $164,600 and $167,600, respectively. Of these amounts, $121,700, $114,900 and $96,700, respectively, were realized from Equitable, which was sold during 1996.

8. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996 was that the results for Federal income tax reporting purposes was a (loss) of ($11,984,900) while for financial statement purposes net income was $2,155,600. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $116,269,800.

9. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified its mortgage obligation on the loan secured by Regency. Among other provisions, the modification provides for a maturity date of December 31, 1997.The Partnership is marketing Regency for sale and expects to complete a sale transaction prior to December 31, 1997. Accordingly, the Partnership began classifying Regency as "Held for Disposition" effective December 31, 1996. The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance Sheet as of December 31, 1996 was $3,875,800 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income/(loss) (exclusive of provisions for value impairments) of Regency, included in the Statements of Income and Expenses for the years ended December 31, 1996, 1995 and 1994 was $10,500, $(70,200) and $(163,100), respectively.

10. DISTRIBUTIONS:

Commencing with the quarter ended June 30, 1992, cash distributions to Partners were suspended and no further distributions will be made until such time as the Partnership's cash position is increased to a level that is expected to be sufficient to meet all of the anticipated capital expenditures, debt repayments and other working capital requirements during the next several years.

11. PROPERTY SALES AND DISPOSITIONS:

On October 16, 1996, the Partnership consummated the sale of Equitable for a price of $7,000,000. Proceeds from this transaction approximated $520,000, which was net of closing prorations, estimated selling expenses and the repayment of the mortgage loan collateralized by Equitable. The Partnership recorded a net gain of $160,200 for financial statement purposes in connection with this sale. Provisions for value impairment recorded during prior years reported cumulatively amounted to $6,500,000. For income tax reporting purposes, the Partnership recorded a net (loss) of $(7,742,500) for the year ended December 31, 1996, in connection with this sale.

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,000. The net gain reported by the Partnership for financial statement purposes was $816,100. The Partnership's share of provisions for value impairment recorded during prior years reported cumulatively amounted to $5,000,000. For income tax reporting purposes, the Partnership recorded a net (loss) of $(4,762,500) for the year ended December 31, 1996 in connection with this sale.

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

12. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994.

                     Property             1995        1994
                  --------------------------------------------
             Meidinger Tower           $ 2,200,000 $ 7,000,000
             Deerfield Mall              5,800,000
             Equitable of Iowa
              Building                   2,500,000   4,000,000
             Sentry Park West Office
              Campus                                 1,500,000
             Regency Park Shopping
              Center                     1,000,000     750,000
             1800 Sherman                1,200,000
                  --------------------------------------------
                                       $12,700,000 $13,250,000
                  --------------------------------------------

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


    Column A        Column B               Column C                    Column D                          Column E
-----------------  ------------    --------------------------   -----------------------  --------------------------------------
                                                                        Costs
                                         Initial cost            capitalized subsequent            Gross amount at which
                                        to Partnership               to acquisition             carried at close of period
                                   --------------------------   -----------------------  --------------------------------------
                                                   Buildings                                          Buildings
                                                     and                                                 and
                     Encum-                        Improve-      Improve-     Carrying                 Improve-
  Description        brances           Land         ments         ments       Costs (1)     Land        ments      Total (2)(3)
-----------------  ------------    ------------  ------------  -----------    ---------  ----------- ------------  ------------
Office Buildings:
-----------------
Prentice Plaza
  (Englewood, CO)
  (50% Interest)      4,838,100       1,139,600     7,390,200    1,062,400       40,800    1,139,600    8,493,400     9,633,000

Meindinger Tower
  (Louisville, KY)
  (100% Interest)    22,405,300         937,500    39,718,400    4,292,000      238,500      958,000   30,028,400    30,986,400 (4)

1800 Sherman
  Office Building
  (Evanston, IL)
  (50% interest)           None       1,319,000     6,147,100      868,200       26,900    1,319,000    5,842,200     7,161,200 (4)

Shopping Centers:
-----------------
Regency Park
  Shopping Center
  (Jacksonville, FL)
  (25% Interest)      3,854,600       2,062,600     6,158,300      230,800       89,600    1,040,800    4,153,000     5,193,800 (4)

Deerfield Mall
  (Deerfield
    Beach, FL)
  (100% interest)    17,760,400       9,607,900    30,996,300    1,610,800      192,900    8,617,500   24,990,400    33,607,900 (4)
                   ------------    ------------  ------------  -----------    ---------  ----------- ------------  ------------
                   $ 48,858,400    $ 15,066,600  $ 90,410,300  $ 8,064,200    $ 588,700  $13,074,900 $ 73,507,400  $ 86,582,300
                   ============    ============  ============  ===========    =========  =========== ============  ============


                       Column F      Column G      Column H      Column I
                      ---------     ---------      --------     -----------
                                                                  Life on
                                                                  which
                                                                 deprecia-
                                                                tion in lat-
                        Accumu-                                 est income
                         lated       Date of                    statements
                       Deprecia-    construc-        Date        is com-
                        tion (2)      tion         Acquired       puted
                       ----------   ---------      --------     -----------
Office Buildings:
-----------------
Prentice Plaza
  (Englewood, CO)                                                 35(5)
  (50% Interest)        3,091,500      1985       Mar. 1988      2-10(6)

Meindinger Tower
  (Louisville, KY)                                                35(5)
  (100% Interest)       9,238,800      1982       Oct. 1988      1-10(6)

1800 Sherman
  Office Building
  (Evanston, IL)                                                  35(5)
  (50% interest)        1,237,900      1986       Mar. 1991      3-10(6)

Shopping Centers:
-----------------
Regency Park
  Shopping Center
  (Jacksonville, FL)                                              35(5)
  (25% Interest)        1,318,000      1985      Feb. 1988       5-10(6)

Deerfield Mall
  (Deerfield
    Beach, FL)                                                    35(5)
  (100% interest)       6,195,500      1987      Jan. 1989        1-5(6)
                     ------------
                     $ 21,081,700
                     ============

                See accompanying notes on the following page.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F.

                                                  For the years ended December 31,
                           ----------------------------------------------------------------------------------
                                      1996                        1995                       1994
                           --------------------------  --------------------------  --------------------------
                                         Accumulated                 Accumulated                 Accumulated
                               Cost      Depreciation      Cost      Depreciation       Cost     Depreciation
                           ------------  ------------  ------------  ------------  ------------  ------------
Balance at the beginning
 of the year               $104,005,500  $25,675,600   $115,760,000  $21,732,700   $133,558,700  $19,714,000
Additions during the
 year:
Improvements                    899,500                     945,500                  2,186,500
Provisions for
 depreciation                              2,616,700                   3,942,900                   4,245,000
Deductions during the
 year:
Cost of real estate
 disposed                     (18,322,700)                                           (6,735,200)
Accumulated depreciation
 on real estate disposed                  (7,210,600)                                             (2,226,300)
Provisions for value
 impairment                                             (12,700,000)                (13,250,000)
                           ------------  -----------   ------------  -----------   ------------  -----------
Balance at the end of
 the year                  $ 86,582,300  $21,081,700   $104,005,500  $25,675,600   $115,760,000  $21,732,700
                           ============  ===========   ============  ===========   ============  ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1996 was $116,269,800.

Note 4. Included provisions for value impairment. See Note 12 of Notes to Financial Statements for additional information.

Note 5. Estimated useful life for building in years.

Note 6. Estimated useful life for improvements in years.