Form 10-Q
period 1997-03-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1997-05-15
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                         March 31, 1997
                                    -------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------
[B
     Commission File Number                      0-16888
                                    --------------------------------

               First Capital Income and Growth Fund - Series XII
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                              36-3498223
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois          60606-2607
--------------------------------------------------------     -------------------
         (Address of principal executive offices)                 (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $13,074,900  $13,074,900
 Buildings and improvements                           73,550,200   73,507,400
------------------------------------------------------------------------------
                                                      86,625,100   86,582,300
Accumulated depreciation and amortization            (21,681,000) (21,081,700)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       64,944,100   65,500,600
Cash and cash equivalents                              7,597,000    6,900,600
Investments in debt securities                                        496,300
Restricted cash                                          100,000      100,000
Rents receivable                                         388,100      549,700
Escrow deposits                                        1,112,500      747,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $1,183,500 and
 $1,167,200, respectively)                               368,200      477,900
------------------------------------------------------------------------------
                                                     $74,509,900  $74,772,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $48,890,900  $48,858,400
 Front-End Fees Loan payable to Affiliate             13,434,400   13,434,400
 Accounts payable and accrued expenses                 1,860,000    1,939,800
 Due to Affiliates                                       128,300      186,900
 Security deposits                                       223,100      221,800
 Other liabilities                                         9,800      144,500
------------------------------------------------------------------------------
                                                      64,546,500   64,785,800
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (1,675,200)  (1,675,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  11,638,600   11,661,900
------------------------------------------------------------------------------
                                                       9,963,400    9,986,900
------------------------------------------------------------------------------
                                                     $74,509,900  $74,772,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners      Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $(1,696,600) $ 9,527,900  $7,831,300
Net income for the year ended December
 31, 1996                                    21,600    2,134,000   2,155,600
-----------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                (1,675,000)  11,661,900   9,986,900
Net (loss) for the quarter ended March
 31, 1997                                      (200)     (23,300)    (23,500)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1997                         $(1,675,200) $11,638,600  $9,963,400
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1997        1996
---------------------------------------------------------------------------
Income:
 Rental                                              $3,189,700  $4,403,800
 Interest                                                96,000      67,900
---------------------------------------------------------------------------
                                                      3,285,700   4,471,700
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                            250,500     253,300
  Nonaffiliates                                         872,000   1,113,600
 Depreciation and amortization                          615,600     631,200
 Property operating:
  Affiliates                                            144,300     271,700
  Nonaffiliates                                         439,800     681,900
 Real estate taxes                                      496,500     673,400
 Insurance--Affiliate                                    29,400      41,700
 Repairs and maintenance                                410,400     545,100
 General and administrative:
  Affiliates                                              9,200      15,300
  Nonaffiliates                                          41,500      52,000
---------------------------------------------------------------------------
                                                      3,309,200   4,279,200
---------------------------------------------------------------------------
Net (loss) income                                    $  (23,500) $  192,500
---------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $     (200) $    1,900
---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $  (23,300) $  190,600
---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (949,843 Units outstanding)                    $    (0.02) $     0.20
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                        $  (23,500) $  192,500
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                              615,600     631,200
  Changes in assets and liabilities:
   Decrease in rents receivable                              161,600     298,800
   Decrease in other assets                                   93,400     346,800
   (Decrease) increase in accounts payable and accrued
    expenses                                                 (79,800)     50,100
   (Decrease) increase in due to Affiliates                  (58,600)     35,700
   (Decrease) in other liabilities                          (134,700)   (122,700)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                574,000   1,432,400
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (42,800)    (44,500)
 Maturity of investments in debt securities                  496,300
 (Increase) in escrow deposits                              (364,900)   (189,500)
 (Increase) in restricted cash                                           (20,000)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities      88,600    (254,000)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (195,600)   (248,900)
 Payment of loan extension costs                                         (10,000)
 Proceeds from mortgage loan payable                         228,100
 Increase in security deposits                                 1,300       4,600
---------------------------------------------------------------------------------
    Net cash provided by (used for) financing activities      33,800    (254,300)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    696,400     924,100
Cash and cash equivalents at the beginning of the period   6,900,600   4,983,400
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $7,597,000  $5,907,500
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period         $  982,600  $1,414,500
---------------------------------------------------------------------------------
 Interest paid to Affiliates during the period            $  338,000  $  261,600
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

The financial statements include the Partnership's 50% interest in two joint ventures and its 25% interest in another joint venture with Affiliated partnerships which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

The Partnership evaluates its commercial rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' capital (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the three months ended March 31, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the

Partnership. For the three months ended March 31, 1997 and 1996, the General Partner was allocated a Net (Loss) Profit of $(200) and $1,900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1997 were as follows:

                                                         Paid   Payable
------------------------------------------------------------------------
Property management and leasing fees                   $138,100 $ 28,000
Interest expense on Front-End Fees Loan (Note 3)        338,000     None
Reimbursement of property insurance premiums, at cost      None   29,400
Reimbursement of expenses, at cost:
 --Accounting                                             4,100    6,000
 --Investor communication                                 1,200    1,800
 --Legal                                                 11,600   63,100
------------------------------------------------------------------------
                                                       $493,000 $128,300
------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1997, ANTEC paid $89,500 in base rents and reimbursements of expenses. In addition, during the three months ended March 31, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this released space has been retenanted for rents approximating the terms of ANTEC's lease. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1997, MHC paid $12,600 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

Effective on December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers, sold its interest in its property management agreements to an unrelated party.

On-site property management for certain of the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received by the properties.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of March 31, 1997, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the three months ended March 31, 1997 was 7.46%. As of March 31, 1997, the interest rate was 7.44%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 72-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. As of March 31, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership:

                                    Partnership's Share of
                                     Principal Balance at   Average
         Property Pledged           ----------------------- Interest  Maturity
          as Collateral               3/31/97    12/31/96   Rate (a)    Date
-------------------------------------------------------------------------------
Meidinger Tower                     $22,633,400 $22,405,300  6.71%   10/15/1998
Deerfield Mall                       17,592,100  17,760,400  7.60%     3/1/2001
Prentice Plaza (50%)                  4,828,100   4,838,100  7.18%   12/19/2000
Regency Park Shopping Center (25%)    3,837,300   3,854,600  7.50%   12/31/1997
-------------------------------------------------------------------------------
                                    $48,890,900 $48,858,400
-------------------------------------------------------------------------------

(a) The average interest rate represents an average for the three months ended March 31, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loans collateralized by Deerfield Mall and Regency, which have fixed interest rates). As of March 31, 1997, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 6.69% and 7.19%, respectively.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1996.

5. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified its mortgage obligation on the loan secured by Regency Park Shopping Center ("Regency"). Among other provisions, the modification provides for a maturity date of December 31, 1997. The Partnership is marketing Regency for sale and expects to complete a sale transaction prior to December 31, 1997. Accordingly, the Partnership has classified Regency as "Held for Disposition". The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance Sheet as of March 31, 1997 was $3,875,800 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income (loss) of Regency, included in the Statements of Income and Expenses for the three months ended March 31, 1997 and 1996 was $52,100 and $(5,200), respectively. The 1996 loss includes depreciation and amortization of $28,100. In connection with classifying Regency as "Held for Disposition", no depreciation or amortization was recorded against the property during 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated and expenses incurred from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative
                            Operating Results (a)
                              For the Quarters
                                    Ended
                             3/31/97     3/31/96
---------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,170,500  $1,145,000
---------------------------------------------------
Property net (loss)         $ (143,500) $ (114,400)
---------------------------------------------------
Average occupancy                  98%         96%
---------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,097,100  $1,101,300
---------------------------------------------------
Property net income         $  194,900  $  191,600
---------------------------------------------------
Average occupancy                  93%         93%
---------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  383,700  $  370,700
---------------------------------------------------
Property net income         $   82,700  $   50,700
---------------------------------------------------
Average occupancy                  96%         96%
---------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  364,700  $  310,100
---------------------------------------------------
Property net income (loss)  $    9,400  $  (40,100)
---------------------------------------------------
Average occupancy                  95%         98%
---------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
Rental revenues             $  173,700  $  149,400
---------------------------------------------------
Property net income (loss)  $   52,100  $   (5,200)
---------------------------------------------------
Average occupancy                  92%         87%
---------------------------------------------------

                         Comparative
                      Operating Results
                             (a)
                      For the Quarters
                            Ended
                      3/31/97   3/31/96
----------------------------------------
EQUITABLE OF IOWA BUILDING (B)
Rental revenues                 $955,200
----------------------------------------
Property net income             $300,000
----------------------------------------
Average occupancy                    99%
----------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)
 (B)
Rental revenues                 $372,100
----------------------------------------
Property net income             $ 67,000
----------------------------------------
Average occupancy                    88%
----------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) The property was sold in 1996.

Net income (loss) for the Partnership changed from $192,500 for the three months ended March 31, 1996 to $(23,500) for the three months ended March 31, 1997. The change in net results was primarily due the effects of the sales of Equitable of Iowa Building ("Equitable") and Sentry Park West Office Campus ("Sentry West") in 1996. Net income exclusive of the sold properties improved by $164,300 for the periods under comparison. The improvement was primarily due to improved operating results at all of the Partnership's remaining properties except for Meidinger Tower. Also contributing to the increase was a decrease in general and administrative expenses due to a decrease in personnel costs and accounting fees.

The following comparative discussion excludes the operating results of Equitable and Sentry West.

Rental revenues increased by $113,200 or 3.7% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was in part due to the 1997 receipt of cash of $60,000 as consideration for the settlement of a lease at Prentice Plaza. Also contributing to the increase were increases in base rental income at Regency Park Shopping Center ("Regency") and Meidinger Tower, due to increases in average occupancy and at 1800 Sherman Office Building ("1800 Sherman") due to an increase in base rental rates charged to new and renewing tenants. The increase was partially offset by the 1996 receipt of consideration for the early termination of a tenant's lease at Meidinger Tower in the amount of $52,800.

Depreciation and amortization expense decreased by $14,900 for the three-month periods under comparison. The decrease was primarily the result of the Partnership discontinuing the recording of periodic depreciation and amortization expense for depreciable and amortizable assets at Regency, beginning January 1, 1997, in connection with classifying the property as Held for Disposition.

Interest expense on the Partnership's mortgage loans decreased by $32,200 for the three months ended March 31, 1997 when compared to the three months ended March 31,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1996. The decrease was primarily due to a lower average interest rate on the mortgage loan collateralized by Prentice Plaza together with the effects of principal payments made during the past 15 months on the Partnership's mortgage loans with the exception of Meidinger Tower, which has not made a cash flow principal payment since 1995.

Repairs and maintenance expense increased by $79,700 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to an increase in elevator repairs at Meidinger Tower together with an increase in repairs to the HVAC system at Prentice Plaza and Meidinger Tower. The increase was partially offset by a decrease in snow removal costs at 1800 Sherman.

Real estate tax expense decreased by $27,000 for the three-month periods under comparison. The decrease was primarily due to the successful appeal in 1996 for a reduction of the assessed value of 1800 Sherman for the 1995 tax year. The decrease was partially offset by an increase in real estate tax expense at Prentice Plaza resulting from an increase in the assessed value of this property for real estate tax purposes.

Property operating expense remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                            Comparative
                                                         Cash Flow Results
                                                         For the Quarters
                                                               Ended
                                                         3/31/97     3/31/96
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $396,500  $  614,700
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable  195,600     209,000
 Decrease in current assets                              255,000     645,600
 (Decrease) in current liabilities                      (273,100)    (36,900)
-----------------------------------------------------------------------------
Net cash provided by operating activities               $574,000  $1,432,400
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities    $ 88,600  $ (254,000)
-----------------------------------------------------------------------------
Net cash provided by (used for) financing activities    $ 33,800  $ (254,300)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $218,200 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996, was primarily due to the 1997 absence of results from Equitable and Sentry West due to their sale in 1996. The decrease was partially offset by the increase in net income from the Partnership's other properties, as previously discussed, exclusive of depreciation and amortization expense.

The increase in the Partnership's cash position of $696,400 for the three months ended March 31, 1997 was primarily the result of the net cash provided by operating activities, maturity of the Partnership investments in debt securities and draw on the mortgage loan collateralized by Meidinger Tower exceeding the increase in escrow deposits, principal payments made on Partnership's mortgage loans and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds for the Partnership. Net cash provided by operating activities decreased by $858,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was most significantly due to the absence of operating results from Equitable and Sentry West in 1997 due to their 1996 sales. Also contributing to the decrease was the timing of the liquidation of assets and payment of certain expenses at Deerfield Mall, Meidinger Tower and Prentice Plaza. The decrease was partially offset by the improved operating results, exclusive of depreciation and amortization, of Prentice Plaza, 1800 Sherman and Regency.

Net cash (used for) provided by investing activities changed from $(254,000) for the three months ended March 31, 1996 to $88,600 for the three months ended March 31, 1997. The change was primarily due to the maturity of the Partnership's investments in debt securities partially offset by an increase in cash paid into real estate tax escrows. The escrow payments are required by the mortgage loans collateralized by Deerfield Mall and Meidinger Tower.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership spent $42,800 for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

these items and has projected to spend approximately $950,000 during the remainder of 1997. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $500,000 for Meidinger Tower. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash (used for) provided by financing activities changed from $(254,300) for the three months ended March 31, 1996 to $33,800 for the three months ended March 31, 1997. The change was primarily due to a draw on the mortgage loan collateralized by Meidinger Tower together with a decrease in principal payments on the Partnership's mortgage obligations which was due to the sale of Equitable and Sentry West.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 72-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1999 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of March 31, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

During 1996, the joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of the mortgage loan collateralized by Regency. Significant terms of the Extension, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

As of December 31, 1996, 26 of the 33 tenants at Prentice Plaza and 35 of the 54 tenants at Deerfield Mall had leases, totaling 236,905 square feet, that expire during the next three years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,180,600. Notwithstanding the market rental rates that may be in effect at the time that these leases mature, the Partnership faces uncertainty with respect to the occupancy at its properties in 1998 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the remainder of 1997 and beyond. In addition to required principal payments on certain of its mortgage loans, two of the Partnership's mortgage loans mature during the next two years. As a result of the potential tenant turnover discussed above, it is likely that the Partnership will incur a substantial amount of capital and tenant improvement and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best sources of cash available to the Partnership. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) of $396,500 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover the planned expenditures for the ensuing twelve month period.

Based upon the current estimated fair value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Investment. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 15, 1997      By: /s/         DOUGLAS CROCKER II
       ------------          --------------------------------------------
                                         DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 15, 1997      By: /s/          NORMAN M. FIELD
       ------------          --------------------------------------------
                                          NORMAN M. FIELD
                              Vice President - Finance and Treasurer