Form 10-Q
period 1997-06-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1997-08-14
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1997
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------     -------------------
     Commission File Number                           0-16888
                                    --------------------------------------------

               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                                 36-3498223
-------------------------------                            ---------------------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois          60606-2607
---------------------------------------------------------- ---------------------
(Address of principal executive offices)                          (Zip Code)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $12,034,200  $13,074,900
 Buildings and improvements                           69,483,600   73,507,400
------------------------------------------------------------------------------
                                                      81,517,800   86,582,300
Accumulated depreciation and amortization            (20,952,200) (21,081,700)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       60,565,600   65,500,600
Cash and cash equivalents                              7,760,000    6,900,600
Investments in debt securities                           962,800      496,300
Restricted cash                                          100,000      100,000
Rents receivable                                         227,500      549,700
Escrow deposits                                        1,378,800      747,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $1,181,400 and
 $1,167,200, respectively)                               326,600      477,900
------------------------------------------------------------------------------
                                                     $71,321,300  $74,772,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $44,834,600  $48,858,400
 Front-End Fees Loan payable to Affiliate             13,434,400   13,434,400
 Accounts payable and accrued expenses                 1,718,800    1,939,800
 Due to Affiliates                                       167,800      186,900
 Security deposits                                       213,200      221,800
 Other liabilities                                       360,600      144,500
------------------------------------------------------------------------------
                                                      60,729,400   64,785,800
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (1,668,900)  (1,675,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  12,260,800   11,661,900
------------------------------------------------------------------------------
                                                      10,591,900    9,986,900
------------------------------------------------------------------------------
                                                     $71,321,300  $74,772,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                             General      Limited
                                             Partner     Partners      Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                      $(1,696,600) $ 9,527,900 $ 7,831,300
Net income for the year ended
 December 31, 1996                              21,600    2,134,000   2,155,600
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (1,675,000)  11,661,900   9,986,900
Net income for the six months ended
 June 30, 1997                                   6,100      598,900     605,000
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1997                                      $(1,668,900) $12,260,800 $10,591,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $3,035,200 $4,533,500
 Interest                                             109,100     77,400
 Gain on sale of property                             764,800
------------------------------------------------------------------------
                                                    3,909,100  4,610,900
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                           261,100    251,900
 Nonaffiliates                                        878,400  1,106,500
 Depreciation and amortization                        605,500    663,000
 Property operating:
 Affiliates                                           123,700    293,300
 Nonaffiliates                                        376,700    559,300
 Real estate taxes                                    519,800    698,000
 Insurance--Affiliate                                  23,300     41,700
 Repairs and maintenance                              431,600    677,500
 General and administrative:
 Affiliates                                             6,100     13,800
 Nonaffiliates                                         54,400     49,000
------------------------------------------------------------------------
                                                    3,280,600  4,354,000
------------------------------------------------------------------------
Net income                                         $  628,500 $  256,900
------------------------------------------------------------------------
Net income allocated to General Partner            $    6,300 $    2,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  622,200 $  254,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     0.66 $     0.27
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $6,224,900 $8,937,300
 Interest                                             205,100    145,300
 Gain on sale of property                             764,800
------------------------------------------------------------------------
                                                    7,194,800  9,082,600
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                           511,600    505,200
 Nonaffiliates                                      1,750,400  2,220,100
 Depreciation and amortization                      1,221,100  1,294,200
 Property operating:
 Affiliates                                           268,000    565,000
 Nonaffiliates                                        816,500  1,241,200
 Real estate taxes                                  1,016,300  1,371,400
 Insurance--Affiliate                                  52,700     83,400
 Repairs and maintenance                              842,000  1,222,600
 General and administrative:
 Affiliates                                            15,300     29,100
 Nonaffiliates                                         95,900    101,000
------------------------------------------------------------------------
                                                    6,589,800  8,633,200
------------------------------------------------------------------------
Net income                                         $  605,000 $  449,400
------------------------------------------------------------------------
Net income allocated to General Partner            $    6,100 $    4,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  598,900 $  444,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     0.63 $     0.47
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   605,000  $   449,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                           1,221,100    1,294,200
 (Gain) on sale of property                               (764,800)
 Changes in assets and liabilities:
  Decrease in rents receivable                             322,200      239,100
  Decrease in other assets                                 106,200      373,000
  (Decrease) increase in accounts payable and accrued
   expenses                                               (221,000)     406,700
  (Decrease) in due to Affiliates                          (19,100)     (11,000)
  Increase (decrease) in other liabilities                 216,100       (3,000)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             1,465,700    2,748,400
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                          4,653,000
 Payments for capital and tenant improvements             (129,200)    (440,100)
 (Increase) in investments in debt securities, net        (466,500)
 (Increase) in escrow deposits                            (631,200)    (874,800)
 (Increase) in restricted cash                                          (20,000)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                           3,426,100   (1,334,900)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable             (309,400)    (576,200)
 Repayment of mortgage loan payable                     (3,819,700)
 Proceeds from mortgage loan payable                       105,300
 Loan acquisition costs incurred                                        (14,000)
 (Decrease) increase in security deposits                   (8,600)       5,300
--------------------------------------------------------------------------------
   Net cash (used for) financing activities             (4,032,400)    (584,900)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  859,400      828,600
Cash and cash equivalents at the beginning of the
 period                                                  6,900,600    4,983,400
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 7,760,000  $ 5,812,000
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period          $   513,000  $   514,400
--------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period      $ 1,774,200  $ 2,231,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and six months ended June 30, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was allocated a Net Profit of $6,300 and $6,100, respectively, which included the a gain of $7,600 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                        Paid
                                                  -----------------
                                                             Six
                                                  Quarter   Months  Payable
----------------------------------------------------------------------------
Property management and leasing fees              $127,200 $265,300 $ 23,500
Interest expense on Front-End Fees Loan (Note 3)   175,000  513,000   86,100
Reimbursement of property insurance premiums, at
 cost                                               41,500   41,500   11,200
Reimbursement of expenses, at cost:
 --Accounting                                        7,700   11,800      700
 --Investor communication                            4,100    5,300      300
 --Legal                                            19,400   31,000   46,000
----------------------------------------------------------------------------
                                                  $374,900 $867,900 $167,800
----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1997, ANTEC paid $52,700 and $142,200, respectively, in base rents and reimbursements of expenses. In addition, during the six months ended June 30, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this space has been retenanted for rents approximating the terms of ANTEC's lease. ANTEC has reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains ultimate responsibility for the rent on their space until the lease expires in September 1999. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1997, MHC paid $5,600 and $18,200, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

Effective on December 31, 1996, the Affiliate providing property and management and certain leasing services to the Partnership's shopping centers, sold its interest in its property management agreements to an unrelated party.

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

As of June 30, 1997, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and six months ended June 30, 1997 was 7.57%. As of June 30, 1997, the interest rate was 7.69%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 60-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1998 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1998, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. During the quarter ended September 30, 1996, this loan was transferred to an Affiliate of the General Partner. As of June 30, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                           Partnership's Share of
       Property             Principal Balance at          Average
       Pledged            -----------------------------   Interest      Maturity
    as Collateral           6/30/97        12/31/96       Rate (a)        Date
---------------------------------------------------------------------------------
Meidinger Tower           $22,510,600     $22,405,300      6.82%       10/15/1998
Deerfield Mall             17,505,900      17,760,400      7.60%         3/1/2001
Prentice Plaza (50%)        4,818,100       4,838,100      7.30%       12/19/2000
Regency Park
 Shopping Center (25%)            (b)       3,854,600        (b)              (b)
---------------------------------------------------------------------------------
                          $44,834,600     $48,858,400
---------------------------------------------------------------------------------

(a) The average interest rate represents an average for the six months ended June 30, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loans collateralized by Deerfield Mall, which has a fixed interest rate). As of June 30, 1997, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 6.94% and 8.19%, respectively.
(b) The joint venture which owns Regency, in which the Partnership has a 25% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds generated from its sale. For future information regarding the sale see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1996.

5. PROPERTY SALE:

On June 16, 1997, the joint venture in which the Partnership has a 25% interest, completed the sale of Regency Park Shopping Center for a sale price of $19,325,000, of which the Partnership's share was $4,831,250. The Partnership's share of net proceeds from this transaction was $833,200, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $764,800 in connection with this sale. Net proceeds received from this transaction will be retained to supplement working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                     Comparative
                                Operating Results (a)
                       For the Quarters       For the Six Months
                             Ended                   Ended
                      6/30/97     6/30/96     6/30/97     6/30/96
--------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues      $1,284,700  $1,074,900  $2,455,200  $2,219,900
--------------------------------------------------------------------
Property net (loss)  $  (34,800) $ (224,300) $ (178,300) $ (338,600)
--------------------------------------------------------------------
Average occupancy           94%         96%         96%         96%
--------------------------------------------------------------------
DEERFIELD MALL
Rental revenues      $1,014,100  $1,056,700  $2,111,200  $2,158,100
--------------------------------------------------------------------
Property net income  $  155,700  $  173,200  $  350,600  $  364,800
--------------------------------------------------------------------
Average occupancy           92%         94%         92%         94%
--------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues      $  393,500  $  411,600  $  777,200  $  782,300
--------------------------------------------------------------------
Property net income  $  102,800  $   82,300  $  185,500  $  133,000
--------------------------------------------------------------------
Average occupancy           96%         95%         96%         96%
--------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues      $  222,100  $  381,000  $  586,800  $  691,000
--------------------------------------------------------------------
Property net (loss)  $ (167,100) $  (17,700) $ (157,700) $  (57,800)
--------------------------------------------------------------------
Average occupancy           93%         99%         94%         99%
--------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (B)
Rental revenues      $  113,800  $  150,800  $  287,500  $  300,200
--------------------------------------------------------------------
Property net (loss)  $   15,500  $    5,400  $   67,600  $      200
--------------------------------------------------------------------
Average occupancy                       88%                     88%
--------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING (C)
Rental revenues                  $1,071,900              $2,027,100
--------------------------------------------------------------------
Property net income              $  375,700              $  675,600
--------------------------------------------------------------------
Average occupancy                       99%                     99%
--------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (C)
Rental revenues                  $  386,000              $  758,100
--------------------------------------------------------------------
Property net income              $  102,700              $  168,700
--------------------------------------------------------------------
Average occupancy                       87%                     87%
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property was sold on June 16, 1997. Property net income excludes gain on sale. For additional information, see Note 5 of Notes to Financial Statements.
(c) Property was sold during 1996.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased by $371,600 and $155,600 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The increases were primarily due to the gain recorded on the sale of Regency Park Shopping Center ("Regency"). The increases were also due to the improved operating results at Meidinger Tower and Regency. Partially offsetting the increases was the absence of results from Sentry Park West Office Campus ("Sentry West") and Equitable of Iowa Building ("Equitable") due to their sales in 1996 along with diminished operating results at Prentice Plaza.

Net (loss) exclusive of sold properties decreased by $75,700 and $182,600 for the quarter and six months and June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The decreases were primarily due to improved operating results at Meidinger Tower and 1800 Sherman Office Building ("1800 Sherman"). Also contributing to the decreases was an increase in interest earned on the Partnership's short-term investments due to an increase in the cash available for investment. Partially offsetting the decreases in net (loss) were diminished operating results at Prentice Plaza and Deerfield Mall.

The following comparative discussion excludes the results of Equitable, Sentry West and Regency.

Rental revenues increased by $79,100 or 1.4% for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to an increase in tenant expense reimbursements at Meidinger Tower and Deerfield Mall along with the receipt of consideration for the early termination of a tenant's lease at Prentice Plaza. The increase was partially offset by a decrease in tenant expense reimbursements at Prentice Plaza due to the credit due to tenants for 1996 being significantly larger than expected and a decrease in base rental income at Deerfield Mall which was due to the decline in the average occupancy rate. Rental revenues remained relatively unchanged for the quarterly periods under comparison.

Real estate tax expense decreased by $30,400 and $62,500 for the quarterly and six-month periods under comparison, respectively. During the quarter ended June 30, 1997, representatives of the Partnership concluded the appeal process and reached a settlement with the taxing authority for Meidinger Tower for the 1992 through 1996 tax years. The result was the successful reduction in the taxing authority's assessed value of the property which has lead to the decrease in expense. Also contributing to the decrease was a decrease in expense at 1800 Sherman which was the result of a successful appeal in 1995. Partially offsetting the decrease was an increase in expense at Prentice Plaza due to a projected increase in the tax rate. A significant amount of the real estate tax savings at Meidinger for the years 1992-1996 will be remitted to tenants who had paid real estate escalations based on the higher amounts.

Property operating expense decreased by $50,300 and $51,200 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily due to decreases in utility costs at Meidinger Tower and security costs at Deerfield Mall.

Interest expense on the Partnership's mortgage loans decreased by $24,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to a lower average interest rate on the mortgage loan collateralized by Prentice Plaza together with the effects of principal payments made during the past 18 months on the mortgage loan collateralized by Deerfield Mall. Partially offsetting the decrease was an increase at Meidinger Tower due to the additional draw made in 1997.

Repairs and maintenance expense increased by $27,300 and $106,000 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The increases were primarily the result of an increase in repairs to the HVAC system and the elevators at Meidinger Tower.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


                                                            Comparative
                                                         Cash Flow Results
                                                        For the Six Months
                                                               Ended
                                                          6/30/97      6/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   751,900  $ 1,307,200
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 309,400      436,300
 Decrease in current assets                               428,400      612,100
 (Decrease) in current liabilities                        (24,000)     392,700
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,465,700  $ 2,748,300
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 3,426,100  $(1,334,900)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(4,032,400) $  (584,900)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $555,300 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to the sales of Sentry West, Equitable and Regency.

The net increase in the Partnership's cash of $859,400 for the six months ended June 30, 1997 was primarily the result of the net cash provided by operating activities and the net proceeds received from the sale of Regency exceeding the increases in escrow deposits and investments in debt securities, regularly scheduled principal payments made on Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $1,282,600 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily the result of the absence of results generated by Equitable and Sentry West along with a reduction in amounts due from tenants for expense reimbursements at Meidinger Tower.

Net cash (used for) provided by investing activities changed from $(1,334,900) for the six months ended June 30, 1996 to $3,426,100 for the six months ended June 30, 1997. The change was primarily due to the sale of Regency the increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1997, the Partnership spent $129,200 for these items and has projected to spend approximately $475,000 during the remainder of 1997. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $175,000 and $100,000 for Deerfield Mall and Meidinger Tower, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the sale of property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997 the joint venture in which the Partnership has a 25% interest sold Regency. The Partnership's share of net proceeds from this transaction approximated $833,200, which was net of closing costs and repayment of the mortgage loan collateralized by Regency. Proceeds from this sale have been added to working capital reserves.

The increase in net cash used for financing activities of $3,447,500 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily the result of the repayment of mortgage loan in conjunction with the sale of Regency. Partially offsetting the increase was the additional draw on the mortgage loan collateralized by Meidinger Tower together with a decrease in principal payment obligations due to the sales of Equitable, Sentry West and Regency.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 60-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through March 31, 1998 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on April 1, 1998, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of June 30, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

As of June 30, 1997, 22 of the 35 tenants at Prentice Plaza and 35 of the 54 tenants at Deerfield Mall had leases, totaling 210,113 square feet, that expire in the next two and a half years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,012,800. Notwithstanding the market rental rates that may be in effect at the time that theses leases mature, the Partnership faces uncertainty with respect to the occupancy at its properties in 1998 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the remainder of 1997 and beyond. In addition to required principal payments on certain of its mortgage loans, the Meidinger loan matures in October of next year. As of a result of the potential tenant turnover discussed above, it is likely that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best sources of cash available to the Partnership. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) of $751,900 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover planned expenditures for the ensuing twelve month period.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  August 14, 1997   By:  /s/      DOUGLAS CROCKER II
       ---------------       --------------------------------------
                                       DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1997   By: /s/        NORMAN M. FIELD
       ---------------       --------------------------------------
                                        NORMAN M. FIELD
                             Vice President - Finance and Treasurer