Form 10-Q
period 1997-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1997-11-14
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 September 30, 1997
                          ------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---  ----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                          1997     December 31,
                                                      (Unaudited)      1996
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                 $12,034,200  $13,074,900
 Buildings and improvements                            69,633,800   73,507,400
-------------------------------------------------------------------------------
                                                       81,668,000   86,582,300
Accumulated depreciation and amortization             (21,542,900) (21,081,700)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        60,125,100   65,500,600
Cash and cash equivalents                               6,776,600    6,900,600
Investments in debt securities                          1,469,000      496,300
Restricted cash                                           100,000      100,000
Rents receivable                                          304,500      549,700
Escrow deposits                                         1,384,100      747,600
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $1,197,700 and
 $1,167,200, respectively)                                301,600      477,900
-------------------------------------------------------------------------------
                                                      $70,460,900  $74,772,700
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                               $44,276,500  $48,858,400
 Front-End Fees Loan payable to Affiliate              13,434,400   13,434,400
 Accounts payable and accrued expenses                  1,803,100    1,939,800
 Due to Affiliates                                         68,800      186,900
 Security deposits                                        230,300      221,800
 Other liabilities                                                     144,500
-------------------------------------------------------------------------------
                                                       59,813,100   64,785,800
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (1,668,400)  (1,675,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                   12,316,200   11,661,900
-------------------------------------------------------------------------------
                                                       10,647,800    9,986,900
-------------------------------------------------------------------------------
                                                      $70,460,900  $74,772,700
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                        General      Limited
                                        Partner     Partners      Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                      $(1,696,600) $ 9,527,900 $ 7,831,300
Net income for the year ended
 December 31, 1996                         21,600    2,134,000   2,155,600
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                     (1,675,000)  11,661,900   9,986,900
Net income for the nine months ended
 September 30, 1997                         6,600      654,300     660,900
--------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1997                   $(1,668,400) $12,316,200 $10,647,800
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997        1996
--------------------------------------------------------------------------
Income:
 Rental                                            $ 2,993,700 $ 4,283,800
 Interest                                              120,100      81,800
 Gain on sale of property                                          822,000
--------------------------------------------------------------------------
                                                     3,113,800   5,187,600
--------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                            262,800     255,300
 Nonaffiliates                                         817,900   1,064,800
 Depreciation and amortization                         607,000     632,800
 Property operating:
 Affiliates                                            129,300     278,400
 Nonaffiliates                                         321,800     572,300
 Real estate taxes                                     487,700     437,700
 Insurance--Affiliate                                   25,000      40,900
 Repairs and maintenance                               360,300     643,800
 General and administrative:
 Affiliates                                              9,300      18,100
 Nonaffiliates                                          32,300      32,300
 Additional expense of sale of property                  4,500
--------------------------------------------------------------------------
                                                     3,057,900   3,976,400
--------------------------------------------------------------------------
Net income                                         $    55,900 $ 1,211,200
--------------------------------------------------------------------------
Net income allocated to General Partner            $       500 $    12,100
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $    55,400 $ 1,199,100
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $      0.06 $      1.26
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997         1996
---------------------------------------------------------------------------
Income:
 Rental                                            $ 9,218,600 $ 13,221,100
 Interest                                              325,200      227,100
 Gain on sale of property                              760,300      822,000
---------------------------------------------------------------------------
                                                    10,304,100   14,270,200
---------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                            774,400      760,500
 Nonaffiliates                                       2,568,300    3,284,900
 Depreciation and amortization                       1,828,100    1,927,000
 Property operating:
 Affiliates                                            397,300      843,400
 Nonaffiliates                                       1,138,300    1,813,500
 Real estate taxes                                   1,504,000    1,809,100
 Insurance--Affiliate                                   77,700      124,300
 Repairs and maintenance                             1,202,300    1,866,400
 General and administrative:
 Affiliates                                             24,600       47,200
 Nonaffiliates                                         128,200      133,300
---------------------------------------------------------------------------
                                                     9,643,200   12,609,600
---------------------------------------------------------------------------
Net income                                         $   660,900 $  1,660,600
---------------------------------------------------------------------------
Net income allocated to General Partner            $     6,600 $     16,600
---------------------------------------------------------------------------
Net income allocated to Limited Partners           $   654,300 $  1,644,000
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $      0.69 $       1.73
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997        1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  660,900  $1,660,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          1,828,100   1,927,000
 Gain on sale of property                                (760,300)   (822,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                            245,200     183,600
  Decrease in other assets                                114,900     392,900
  (Decrease) increase in accounts payable and accrued
   expenses                                              (136,700)    176,000
  (Decrease) in due to Affiliates                        (118,100)    (23,900)
  (Decrease) in other liabilities                        (144,500)    (32,600)
------------------------------------------------------------------------------
   Net cash provided by operating activities            1,689,500   3,461,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                         4,648,500   5,612,500
 Payments for capital and tenant improvements            (279,400)   (515,300)
 (Increase) in investments in debt securities, net       (972,700)   (489,700)
 (Increase) in escrow deposits                           (636,500) (1,379,100)
 (Increase) in restricted cash                                        (20,000)
------------------------------------------------------------------------------
   Net cash provided by investing activities            2,759,900   3,208,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable            (762,200)   (940,900)
 Repayments of mortgage loans payable                  (3,819,700) (4,568,700)
 Loan acquisition costs incurred                                      (13,300)
 Increase (decrease) in security deposits                   8,500     (45,100)
------------------------------------------------------------------------------
   Net cash (used for) financing activities            (4,573,400) (5,568,000)
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (124,000)  1,102,000
Cash and cash equivalents at the beginning of the
 period                                                 6,900,600   4,983,400
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $6,776,600  $6,085,400
------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period          $  861,900  $  769,800
------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period      $2,705,700  $3,352,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

The financial statements include the Partnership's 50% interest in two joint ventures and its 25% interest in another joint venture with Affiliated partnerships which were formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was allocated a Net Profit of $500 and $6,600, respectively, which for the nine months ended September 30, 1997 included $7,600 from the sale of a Partnership property. The General Partner was allocated 1% of the gain on sale of property due to the fact that the gain represented a partial recovery of the loss on provisions for value impairment taken in prior periods which were allocated 1% to the General Partner and 99% to the Limited Partners.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                         Paid
                                                  -------------------
                                                              Nine
                                                  Quarter    Months   Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $107,700 $  373,000 $16,400
Interest expense on Front-End Fees Loan (Note 3)   348,900    861,900    None
Reimbursement of property insurance premiums, at
 cost                                               36,200     77,700    None
Legal                                               31,100     62,100  47,600
Reimbursement of expenses, at cost:
 --Accounting                                        3,900     15,700   3,200
 --Investor communication                            2,000      7,300   1,600
-----------------------------------------------------------------------------
                                                  $529,800 $1,397,700 $68,800
-----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1997, ANTEC paid $43,600 and $185,800, respectively, in base rents and reimbursements of expenses. In addition, during the nine months ended September 30, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this space has been retenanted for rents approximating the terms of ANTEC's lease. ANTEC has reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains ultimate responsibility for the rent on their space until the lease expires in September 1999. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1997, MHC paid $15,400 and $33,600, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

As of September 30, 1997, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1997 was 7.60%. As of September 30, 1997, the interest rate was 7.66%.

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

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

                                    Partnership's Share of
                                     Principal Balance at   Average
                                    ----------------------- Interest  Maturity
  Property Pledged as Collateral      9/30/97    12/31/96   Rate (a)    Date
-------------------------------------------------------------------------------
Meidinger Tower                     $22,137,600 $22,405,300  6.85%   10/15/1998
Deerfield Mall                       17,330,800  17,760,400  7.60%     3/1/2001
Prentice Plaza (50%)                  4,808,100   4,838,100  7.34%   12/19/2000
Regency Park Shopping Center (25%)          (b)   3,854,600    (b)          (b)
-------------------------------------------------------------------------------
                                    $44,276,500 $48,858,400
-------------------------------------------------------------------------------

(a) The average interest rate represents an average for the nine months ended September 30, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loan collateralized by Deerfield Mall, which has a fixed interest rate). As of September 30, 1997, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 6.91% and 7.38%, respectively.
(b) The joint venture which owns Regency Park Shopping Center ("Regency"), in which the Partnership has a 25% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds generated from its sale. For further information regarding the sale see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1996.

5. PROPERTY SALE:

On June 16, 1997, the joint venture in which the Partnership has a 25% interest, completed the sale of Regency for a sale price of $19,325,000, of which the Partnership's share was $4,831,250. The Partnership's share of proceeds from this transaction was $828,800, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $760,300 in connection with this sale. Net proceeds received from this transaction have been added to working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and effect of property sales. Operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests.

The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters       For the Nine Months
                                    Ended                   Ended
                             9/30/97     9/30/96     9/30/97     9/30/96
---------------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,276,800  $1,192,300  $3,732,000  $3,412,200
---------------------------------------------------------------------------
Property net (loss)         $  (29,600) $  (63,900) $ (207,900) $ (402,600)
---------------------------------------------------------------------------
Average occupancy                  96%         96%         96%         96%
---------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $  971,500  $1,094,900  $3,082,700  $3,252,900
---------------------------------------------------------------------------
Property net income         $  147,400  $  201,900  $  498,000  $  566,700
---------------------------------------------------------------------------
Average occupancy                  92%         95%         92%         95%
---------------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  404,800  $  396,600  $1,182,000  $1,178,900
---------------------------------------------------------------------------
Property net income         $   98,700  $  168,100  $  284,200  $  301,100
---------------------------------------------------------------------------
Average occupancy                  98%         94%         97%         95%
---------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  340,300  $  334,200  $  927,100  $1,025,300
---------------------------------------------------------------------------
Property net income (loss)  $   32,800  $    3,700  $ (124,900) $  (54,100)
---------------------------------------------------------------------------
Average occupancy                  96%         99%         95%         99%
---------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (B)
Rental revenues                         $  148,000  $  287,600  $  448,200
---------------------------------------------------------------------------
Property net income                     $    1,100  $   63,400  $    1,300
---------------------------------------------------------------------------
Average occupancy                              91%                     89%
---------------------------------------------------------------------------
EQUITABLE OF IOWA BUILDING (C)
Rental revenues                         $  877,300              $2,904,400
---------------------------------------------------------------------------
Property net income                     $  247,800              $  923,400
---------------------------------------------------------------------------
Average occupancy                              95%                     97%
---------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (C)
Rental revenues                         $  241,100              $  999,200
---------------------------------------------------------------------------
Property net income                     $   58,800              $  228,500
---------------------------------------------------------------------------
Average occupancy                              87%                     87%
---------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property was sold on June 16, 1997. Property net income excludes gain on sale. For additional information, see Note 5 of Notes to Financial Statements.
(c) Property was sold during 1996. Property net income excludes gain on sale.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income decreased by $1,155,300 and $999,700 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The decreases were primarily due to the effects of the property sales during 1996 and 1997.

Net (loss), exclusive of sold properties, increased by $16,900 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The change was primarily the result of diminished operating results at Deerfield Mall ("Deerfield") and 1800 Sherman Office Building ("1800 Sherman"), partially offset by the improved operating results at Meidinger Tower and Prentice Plaza and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment.

Net (loss) exclusive of sold properties decreased by $165,700 for the nine months and September 30, 1997 when compared to the nine months ended September 30, 1996. The decreases were primarily due to improved operating results at Meidinger Tower and the increase in interest earned on the Partnership's short-term investments due to an increase in the cash available for investment. Partially offsetting the decreases in net (loss) were diminished operating results at Prentice Plaza, Deerfield and 1800 Sherman.

The following comparative discussion excludes the results of Equitable, Sentry West and Regency.

Rental revenues increased by $54,500 or 0.6% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to an increase in tenant expense reimbursements at Meidinger Tower and Deerfield together with the receipt of consideration for the early termination of a tenant's lease at Prentice Plaza. The increase was partially offset by a decrease in tenant expense reimbursements at Prentice Plaza due to the credit due to tenants for 1996 being significantly larger than previously estimated and a decrease in base rental income at Deerfield Mall due to a decline in the average occupancy. Rental revenues remained relatively unchanged for the quarterly periods under comparison.

Real estate tax expense increased by $92,600 and $40,900 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily the result of projected increases in real estate taxes at 1800 Sherman and Prentice Plaza. During the nine months ended September 30, 1997, representatives of the Partnership concluded the appeal process and reached a settlement with the taxing authority for Meidinger Tower for the 1992 through 1996 tax years. The result was the successful reduction in the taxing authority's assessed value of the property which has partially offset the increase in expense. A substantial portion of the real estate tax savings for the years 1992 through 1996 will be remitted to tenants who had paid real estate escalations based on the higher amounts.

Property operating expense decreased by $25,700 and $76,900 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The decreases were primarily due to decreases in management fees at Deerfield and Prentice Plaza and in security costs at Deerfield.

Interest expense on the Partnership's mortgage loans increased by $12,800 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The increase was primarily due to an additional draw made on the Meidinger Tower loan during 1997. Partially offsetting the increase was the effects of principal payments made during the past 21 months on the mortgage loan collateralized by Deerfield. Interest expense remained relatively unchanged for the nine-month periods under comparison with expense increasing slightly at Meidinger Tower and decreasing by a similar amount at Deerfield.

Repairs and maintenance expense increased by $72,200 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increases were primarily the result of an increase in repairs to the HVAC system and the elevators at Meidinger Tower.

Repairs and maintenance expense decreased by $33,800 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to decreases in plumbing repairs at Meidinger Tower and in roof repairs at Deerfield.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                            Comparative
                                                         Cash Flow Results
                                                     For the Nine Months Ended
                                                       9/30/97       9/30/96
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    966,500  $  1,864,500
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 762,200       901,100
 Decrease in current assets                               360,100       576,500
 (Decrease) increase in current liabilities              (399,300)      119,500
--------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,689,500  $  3,461,600
--------------------------------------------------------------------------------
Net cash provided by investing activities            $  2,759,900  $  3,208,400
--------------------------------------------------------------------------------
Net cash (used for) financing activities             $ (4,573,400) $ (5,568,000)
--------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $898,000 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to the absence of operating results in 1997 due to the sales of Sentry West, Equitable and Regency.

The net decrease in the Partnership's cash of $124,000 for the nine months ended September 30, 1997 was primarily the result of increases in escrow deposits and investments in debt securities, regularly scheduled principal payments made on Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs slightly exceeding the net cash provided by operating activities and the net proceeds received from the sale of Regency. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $1,772,100 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily the result of the absence of operating results generated by Equitable, Sentry West and Regency partially offset by the decrease in net (loss), exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities decreased by $448,500 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the Sale Proceeds received from the sale of Sentry West exceeding the Sale Proceeds received from the sale of Regency. Also contributing to the decrease was an increase in net investments in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. Partially offsetting the decrease was a reduction in expenditures for capital and tenant improvements and in escrow deposits.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1997, the Partnership spent $279,400 for these items and has projected to spend approximately $175,000 during the remainder of 1997. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $75,000 and $50,000 for Deerfield Mall and Meidinger Tower, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the potential sale of property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997 the joint venture in which the Partnership has a 25% interest sold Regency. The Partnership's share of net proceeds from this transaction approximated $828,800, which was net of closing costs and repayment of the mortgage loan collateralized by Regency. Proceeds from this sale have been added to working capital reserves.

The decrease in net cash used for financing activities of $994,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily the result of the 1996 repayment of the Sentry West mortgage loan exceeding the 1997 repayment of the Regency mortgage loan.

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

As of September 30, 1997, 22 of the 37 tenants at Prentice Plaza and 35 of the 54 tenants at Deerfield Mall had leases, totaling 210,113 square feet, that expire in the next two years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,012,800. Notwithstanding the market rental rates that may be in effect at the time that these leases mature, the Partnership faces uncertainty with respect to the occupancy at its properties in 1998 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the remainder of 1997 and beyond. In addition to required principal payments on certain of its mortgage loans, the Meidinger loan matures in October 1998. As of a result of the potential tenant turnover discussed above, it is likely that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best sources of cash available to the Partnership. For the nine months ended September 30, 1997, Cash Flow (as defined in the Partnership Agreement) of $966,500 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which include the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover planned expenditures for the ensuing twelve month period.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits: None

        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST CAPITAL INCOME AND GROWTH FUND -
                                        SERIES XII


                                       By: FIRST CAPITAL FINANCIAL CORPORATION
                                            GENERAL PARTNER


Date:  November 14, 1997               By: /s/       DOUGLAS CROCKER II
       -----------------                   -------------------------------------
                                                     DOUGLAS CROCKER II
                                           President and Chief Executive Officer


Date:  November 14, 1997               By: /s/         NORMAN M. FIELD
       -----------------                   -------------------------------------
                                                       NORMAN M. FIELD
                                           Vice President-Finance and Treasurer