Form 10-K405
period 1997-12-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1998-03-31
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended              December 31, 1997
                                   --------------------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ------------------        ------------------
     Commission File Number                            0-16888
                                   --------------------------------------------

               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Illinois                                                                 36-3498223
-------------------------------                                       ---------------------------------------
(State or other jurisdiction of                                                   (I.R.S. Employer
incorporation or organization)                                                  Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                             60606-2607
--------------------------------------------------------              ---------------------------------------
     (Address of principal executive offices)                                        (Zip Code)

                                                                                   (312) 207-0020
Registrant's telephone number, including area code                    -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                             NONE
                                                                      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:              Limited Partnership Assignee Units
                                                                      -----------------------------------------

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

ITEM 1.  BUSINESS
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

The business of the Partnership is to invest primarily in existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, or any one or more of these categories. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner") and an Affiliate. Through December 31, 1997 the Partnership, with its respective joint venture partners, has dissolved as a result of the property sale and/or disposition: 1) the 75% interest, the 25% interest and one of the 50% interests in joint ventures that had 100% interests in real property; 2) all four 50% joint ventures that had preferred majority interests in real property and 3) one real property investment.

Property management services for the Partnership's office buildings are provided by an Affiliate of the General Partner and for its shopping center by a third-party property management company for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1998, there were 14 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned directly or through joint ventures, the following four properties, which were owned in fee simple and, except for 1800 Sherman Office Building ("1800 Sherman"), were encumbered by mortgages. For details of the material terms of the mortgages, refer to Note 5 of Notes to Financial Statements.

                                                     Net Leasable     Number of
   Property Name                 Location            Sq. Footage     Tenants (c)
-------------------      ------------------------    ------------    -----------
Shopping Center:
----------------
Deerfield Mall           Deerfield Beach, Florida      371,995         52 (2)

-------   -----------------

                                               Net Leasable     Number of
   Property Name             Location          Sq. Footage     Tenants (c)
--------------------   --------------------    ------------    -----------
Office Buildings:
-----------------
Meidinger Tower        Louisville, Kentucky      331,054           31 (1)

Prentice Plaza (50%)   Englewood, Colorado       157,311           35 (1)

1800 Sherman (50%)     Evanston, Illinois        134,541           32 (2)

     (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

     (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Deerfield Mall, 1800 Sherman, Meidinger Tower and Prentice Plaza was $684,100, $525,500, $306,500 and $285,600, respectively, for the year ended December 31, 1997. In the opinion of the General Partner, all of the Partnership's properties are adequately insured and serviced by all necessary utilities.

     (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

 Property Name        1997    1996    1995    1994    1993
---------------       ----    ----    ----    ----    ----
Meidinger Tower        94%     98%     96%     93%     85%

Deerfield Mall         90%     92%     93%     92%     89%

1800 Sherman          100%     94%     97%     97%     94%

Prentice Plaza         95%     98%     99%     97%     92%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

 Property Name         1997      1996      1995      1994      1993
---------------       ------    ------    ------    ------    ------
Meidinger Tower       $ 8.55    $ 7.98    $ 8.33    $ 8.21    $ 8.46

Deerfield Mall        $ 9.47    $ 9.57    $ 9.58    $ 9.25    $ 9.40

1800 Sherman          $21.90    $21.27    $21.14    $20.58    $20.20

Prentice Plaza        $15.68    $14.91    $14.31    $13.65    $12.63

------   ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                                     Partnership's Share of per                              Percentage
                                      annum Base Rents (a) for                                 of Net        Renewal
                                    ----------------------------                              Leasable       Options
                                                    Final Twelve        Expiration             Square       (Renewal
                                                      Months of          Date of              Footage       Options/
                                       1998             Lease             Lease               Occupied       Years)
                                    -----------     ------------    ------------------    --------------- --------------
Meidinger Tower
---------------

William M. Mercer
 (management and
   insurance consulting)              $887,200        $887,200          7/31/2002               34%         1/10 & 2/5

Deerfield Mall
--------------

T. J. Maxx
 (department store)                   $433,500        $433,500         11/30/2012               21%            5/5
Publix
 (grocery store)                      $252,700        $252,700           5/4/2008               11%            4/5


1800 Sherman (50%)
------------------

ZS Associates
 (management consultants)             $375,100        $390,900         12/31/2004               29%            1/5
Sachs Group
 (health care information)            $190,000        $223,100          6/30/2004               12%            1/5

Prentice Plaza (50%)
--------------------

ICG (b)
 (fiber optic provider)               $146,900        $150,200          9/30/1999               11%            None

     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1998 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) This space is sublet from ANTEC Corporation, who is the Lessee and is responsible for the rent payments through the expiration of the lease.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2007:

                                             Base Rents in
              Number                            Year of          % of Total Base
  Year      of Tenants      Square Feet      Expiration (a)         Rents (b)
-------     ----------      -----------      --------------      ---------------
  1998          42            134,905           $790,200              9.53%
  1999          28            124,365           $682,800              9.70%
  2000          22             72,464           $460,300              7.49%
  2001          19             80,169           $698,700             12.53%
  2002          11            151,139           $780,900             18.16%
  2003          10             51,779           $333,300             10.16%
  2004           8             95,379           $801,900             29.62%
  2005           1                900           $ 10,100              0.53%
  2006           1              6,681           $ 58,900              3.12%
  2007           1             10,037           $115,400              6.51%

(a) Represents the Partnership's portion of base rents to be collected each calendar year on expiring leases.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1997.

ITEM. 3  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM. 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)   None.


ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 6,870 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                         For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1997        1996         1995          1994          1993
-------------------------------------------------------------------------------------------
Total revenues            $13,443,300 $17,899,200 $ 17,678,700  $ 16,698,200  $ 18,534,400
Net income (loss)         $ 1,039,700 $ 2,155,600 $(13,386,400) $(14,742,000) $(22,424,800)
Net income (loss)
 allocated to Limited
 Partners (a)             $ 1,029,300 $ 2,134,000 $(13,252,500) $(14,594,600) $(22,200,600)
Weighted average number
 of Units outstanding         949,843     949,843      953,845       963,785       973,695
Net income (loss)
 allocated to Limited
 Partners per weighted
 average
 Unit (a)                 $      1.08 $      2.25 $     (13.89) $     (15.14) $     (22.80)
Total assets              $70,105,700 $74,772,700 $ 85,015,000  $100,121,600  $120,664,800
Mortgage loans payable    $43,773,700 $48,858,400 $ 60,405,300  $ 61,195,100  $ 65,853,800
Front-End Fees Loan
 payable to Affiliate     $13,434,400 $13,434,400 $ 13,434,400  $ 13,434,400  $ 13,434,400
Distributions to Limited
 Partners per weighted
 average Unit                    None        None         None          None          None
Return of capital to
 Limited Partners per
 weighted average Unit
 (b)                             None        None         None          None          None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $59,890,500 $65,500,600 $ 78,329,900  $ 94,027,300  $113,844,700
Number of real property
 interests owned at
 December 31                        4           5            7             7            10
-------------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1997          1996         1995         1994         1993
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 1,089,100  $  2,710,800  $ 2,141,300  $ 2,259,300  $ 2,673,200
Items of reconciliation:
Principal payments on
 mortgage loans payable     1,265,000     1,085,200    1,240,500      449,200      185,200
Changes in current
 assets and liabilities:
Decrease (increase) in
 current assets               217,200       374,200     (271,600)     495,000      540,200
(Decrease) increase in
 current liabilities         (632,000)     (751,300)      50,600     (156,100)     758,200
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,939,300  $  3,418,900  $ 3,160,800  $ 3,047,400  $ 4,156,800
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 1,114,200  $ 10,173,400  $  (683,000) $ 2,141,100  $(5,627,100)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(5,074,700) $(11,675,100) $(1,833,400) $(5,762,800) $(4,329,500)
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

The Partnership commenced the Offering of Units on May 8, 1987 and began operations on June 9, 1987 after reaching the required minimum subscription level. On November 22, 1988, the Offering was Terminated upon the sale of 1,000,000 Units. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture, each of which were formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures, each of which were formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997 the Partnership, with its respective joint venture partners, has dissolved as a result of the property sale and/or disposition: 1) the 75% interest, the 25% interest and one of the 50% interests in joint ventures that had 100% interests in real property; 2) all four 50% interests in joint ventures with preferred majority interests in real property and 3) one real property investment.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                (a) For the Years Ended December
                                              31,
                                ---------------------------------
                                   1997       1996        1995
------------------------------------------------------------------
MEIDINGER TOWER
Rental revenues                 $4,965,200 $4,893,300  $4,680,200
------------------------------------------------------------------
Property net income (loss) (b)  $   71,500 $ (203,200) $ (311,200)
------------------------------------------------------------------
Average occupancy                      96%        97%         93%
------------------------------------------------------------------
DEERFIELD MALL
Rental revenues                 $4,057,400 $4,275,400  $4,212,300
------------------------------------------------------------------
Property net income (b)         $  605,800 $  794,000  $  550,500
------------------------------------------------------------------
Average occupancy                      92%        94%         94%
------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues                 $1,577,900 $1,533,100  $1,538,200
------------------------------------------------------------------

                          Comparative Operating Results
                         (a) For the Years Ended December
                                       31,
                         ----------------------------------
                            1997        1996        1995
------------------------------------------------------------
Property net income (b)  $  402,100  $  380,600  $  316,000
------------------------------------------------------------
Average occupancy               96%         95%         97%
------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues          $1,253,500  $1,270,700  $1,169,400
------------------------------------------------------------
Property net (loss)      $ (114,800) $  (19,900) $ (229,800)
------------------------------------------------------------
Average occupancy               95%         99%         97%
------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues          $  285,000  $4,629,500  $5,832,200
------------------------------------------------------------
Property net income (b)  $    3,000  $1,165,300  $  107,300
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) income excludes provisions for value impairment which were included in the Statement of Income and Expenses for the year ended December 31, 1995 (see Note 11 of Notes to Financial Statements for additional information).
(c) Includes the results of properties sold in 1997 and 1996. ("Sold Properties") is comprised of the results, exclusive of the gains on sale, of Equitable of Iowa Office Building ("Equitable"), Sentry Park West Office Campus ("Sentry West") and Regency Park Shopping Center ("Regency") (see
    Note 10 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income decreased by $1,115,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the absence of results from Sentry West and Equitable due to their 1996 sales. Also contributing to the decrease was the diminished operating results at Deerfield Mall and Prentice Plaza and the smaller gain recorded on the 1997 property sale when compared to the 1996 property sales. Partially offsetting the decrease was improved operating results at Meidinger Tower and 1800 Sherman and an increase in interest income earned on the Partnership's short-term investments due to the proceeds from the sales of the Sold Properties being available for investment. The improved operating results at Meidinger Tower were the result of the classification of Meidinger Tower as "Held of Disposition" as of October 1, 1997 which precluded the Partnership from recording provisions for deprecation or amortization on the property.

Net income, exclusive of gains on the sales and the results of operations of the Sold Properties, increased by $177,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the improved operating results at Meidinger Tower and 1800 Sherman and the increase in interest income, as previously discussed. Also contributing to the increase was a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

decrease in general and administrative expenses for accounting services and salaries. The increase was partially offset by diminished operating results at Deerfield Mall and Prentice Plaza.

The following comparative discussion includes only the results of the Partnership's four remaining properties.

Rental revenues decreased by $118,500 or 1% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in base rental income at Deerfield Mall due to a decline in the average occupancy. Also contributing to the decrease was a decrease in tenant expense reimbursements at Prentice Plaza resulting from a refund received in 1997 for 1996 real estate taxes reducing amounts due from tenants. Partially offsetting the decrease was an increase in base rental income at 1800 Sherman due to an increase in rates charged new and renewing tenants and the 1997 receipt as consideration for the early termination of a portion of a tenant's lease at Prentice Plaza.

Interest expense increased by $69,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in the average interest rate charged on the mortgage loan collateralized by Meidinger Tower. Partially offsetting the increase was the effects of principal payments made during the past 24 months on the Partnership's mortgage loans.

Depreciation and amortization expense decreased by $322,400 for the year ended December 31, 1997 when compared to the year ended December 31 , 1996. The decrease was primarily due to the classification of Meidinger Tower as "Held for Disposition" as of October 1, 1997.

Real estate tax expense increased by $128,900 for the year ended December 31, 1997 when compared the year ended December 31, 1996. The increase was primarily due to a reassessment of property values at Prentice Plaza and 1800 Sherman by the taxing authorities.

Repair and maintenance expenses increased by $119,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in repairs to the HVAC system and the elevators at Meidinger Tower.

Property operating expenses decreased by $91,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to decreases in utility costs at Meidinger Tower and Prentice Plaza and a decrease in security costs at Deerfield Mall.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership changed from a (loss) of $(13,386,400) for the year ended December 31, 1995 to income of $2,155,600 for the year ended December 31, 1996. The change in results was primarily due to the provisions for value impairment on certain of the Partnership's properties which contributed $12,700,000 to the net (loss) in 1995. In addition, the change was due to the gains of $816,100 and $160,200 from the sales of Sentry West and Equitable, respectively, during 1996.

Net results, exclusive of provisions for value impairment, gains on sale of properties and the operating results of the sold properties, changed from a
(loss) of $(863,900) for the year ended December 31, 1995 to income of $24,500 for the year ended December 31, 1996. The change in results was primarily due to: 1) improved operating results at all of the Partnership remaining properties, 2) decreased interest expense on the Partnership's Front-End Fees loan, due to a decrease in the variable interest rate, 3) increased interest income, primarily due to an increase in the funds available for short-term investments which was primarily the result of the receipt of sales proceeds during the second half of 1996 and 4) decreased general and administrative expenses, primarily due to lower data processing and printing and mailing costs.

The following comparative discussion includes the results from the Partnership's five remaining property investments at December 31, 1996 (Meidinger Tower, Deerfield Mall, 1800 Sherman, Regency and Prentice Plaza).

Rental revenues increased by $384,200 or 3.2% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which contributed to the increase were higher rental revenues at Meidinger Tower, which was primarily due to an increase in tenant expense reimbursements and the receipt in 1996 of a one-time lease settlement fee and Prentice Plaza, primarily due to an increase in tenant expense reimbursements and base rents, which was due to the increase in average occupancy and average base rental rate charged to new and renewing tenants.

Interest expense on the Partnership's mortgage loans decreased by $280,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to: 1) a lower average interest rate on Meidinger's variable rate mortgage loan; 2) a decrease in the interest rate on the fixed-rate mortgage loan collateralized by Regency resulting from a 1996 modification of its loan and 3) lower average outstanding balances resulting from principal payments on the Deerfield Mall and Regency mortgage loans.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Select Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,621,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the absence of operating results from the Sold Properties and, to a lesser degree the decrease in operating results at the Partnership's remaining properties, exclusive of depreciation and amortization. In addition, the decrease was also the result of increased principal payments on the Partnership's mortgage loans payable.

The net decrease in the Partnership's cash position of $2,021,200 for the year December 31, 1997 was primarily the result of investment in debt securities, principal amortization payments and expenditures made for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities and the net proceeds received from the sale of Regency. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds for the Partnership. Net cash provided by operating activities decreased by $1,479,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily the result of the absence of operating results generated by the Sold Properties together with the decrease in operating results at the Partnership's remaining properties, as previously discussed.

Net cash provided by investing activities decreased by $9,059,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the cash generated from the 1996 sales of Sentry West and Equitable exceeding the cash generated by the 1997 sale of Regency. Also contributing to the decrease was an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1997, the Partnership spent $362,600 for these items and has budgeted to spend approximately $700,000 during 1998. Included in this budgeted amount are capital and tenant improvements and leasing costs of approximately $400,000 for Prentice Plaza and $250,000 for 1800 Sherman. The amounts budgeted to be spent at both properties relate mostly to tenant allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of any of the properties and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997, the joint venture in which the Partnership owned a 25% interest sold Regency. The Partnership's share of net proceeds from this transaction was $867,900, which was net of closing costs and the repayment of the mortgage loan collateralized by Regency. Proceeds from this sale have been retained to supplement working capital reserves.

The decrease in net cash used for financing activities of $6,600,400 for year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily the result of the repayment of the mortgage loans in conjunction with the 1996 sales of Sentry West and Equitable exceeding the repayment of the mortgage loan in conjunction with the 1997 sale of Regency.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

The mortgage loan collateralized by Meidinger Tower matures during 1998. The General Partner is actively seeking to sell the property. As a result of such effort, the Partnership has entered into an agreement (the "Agreement") to sell the property. Based on the terms of the Agreement, the net proceeds are expected to substantially exceed the amount necessary to repay the mortgage loan. The transaction contemplated by the Agreement, which is scheduled to close in April 1998, is subject to the fulfillment of certain conditions. There can be no assurance that this or any sale transaction will close prior to the maturity of the loan.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The Partnership has significant financial obligations during 1998 and beyond. In addition to substantial required principal payments on certain of its mortgage loans, one of the Partnership's mortgage loans matures in 1998. In addition, as a result of the normal recurring tenant turnover, it is anticipated that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) of $1,089,100 was retained to supplement working capital reserves. In addition, the General Partner continues to review other sources of cash available to the Partnership, which includes the possible financing, refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition, financing or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover the planned expenditures for the ensuing twelve month period.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

       Name                                                Office
       ----                                                ------

     Douglas Crocker II..................................  Director
     Sheli Z. Rosenberg..................................  Director

     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

-------   --------------------------------------------------

     (b) & (e)  EXECUTIVE OFFICERS
                ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


          Name                                                Office
          ----                                                ------
     Douglas Crocker II...................President and Chief Executive Officer
     Donald J. Liebentritt................Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO--See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------


(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 949,843 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1997, these Affiliates were entitled to leasing, property management and supervisory fees of $482,900, of which $3,600 was due as of December 31, 1997. Other Affiliates of the General Partner were also entitled to $133,300 for fees, compensation and reimbursements for insurance and personnel services fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, $1,400 was due to Affiliates as of December 31, 1997.

     In addition to the principal balance, the Partnership is also obligated to an Affiliate for interest incurred on the Front-End Fees Loan. The Affiliate was entitled to $1,040,900 in interest for the year ended December 31, 1997. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.

     Pursuant to a modification of the Partnership's Front-End Fees Loan, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. All deferred amounts shall be due and payable on January 1, 1999, and shall not be subordinated to repayment to the Limited Partners. As of December 31, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

     In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent

--------  ----------------------------------------------

  to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or
  (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

  In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Net Profits of $10,400 which included $8,500 of gain from the sale of a Partnership property.

  ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1997, the Partnership's 50% share of ANTEC's rent and related payments amounted to $137,000. In addition, during the year ended December 31, 1997 ANTEC remitted $60,000 as consideration for the early release of approximately 38% of its leased space. ANTEC has also reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains responsibility for the rent on their space until their lease expires in September 1999. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

  Manufactured Homes Communities, Inc. ("MHC"), a real estate investment trust which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1997, the Partnership's 50% share of MHC's rent amounted to $21,800. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

--------  ----------------------------------------------

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $69,200 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII


                               BY: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER


Dated: March 31, 1998          By: /s/ DOUGLAS CROCKER II
       ------------------          ---------------------------------------------
                                       DOUGLAS CROCKER II
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS CROCKER II         March 31, 1998       President, Chief Executive
-------------------------      --------------       Officer and Director of the
    DOUGLAS CROCKER II                              General Partner

/s/ SHELI Z. ROSENBERG         March 31, 1998       Director of the General
-------------------------      --------------       Partner
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT      March 31, 1998       Vice President
-------------------------      --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD            March 31, 1998       Vice President - Finance and
-------------------------      --------------       Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                         Pages
                                                                                                      ------------
Report of Independent Auditors                                                                             A-2

Balance Sheets as of December 31, 1997 and 1996                                                            A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1997, 1996 and 1995                                                                          A-3

Statements of Income and Expenses for the Years Ended
   December 31, 1997, 1996 and 1995                                                                        A-4

Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                                                                        A-4

Notes to Financial Statements                                                                         A-5 to A-9

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997                                A-10 and A-11

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

EXHIBIT (13) Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income and Growth Fund - Series XII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income and Growth Fund - Series XII as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income and Growth Fund - Series XII at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  Ernst & Young LLP
Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                      1997         1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $12,034,200  $13,074,900
 Buildings and improvements                         69,717,000   73,507,400
----------------------------------------------------------------------------
                                                    81,751,200   86,582,300
 Accumulated depreciation and amortization         (21,860,700) (21,081,700)
----------------------------------------------------------------------------
Total investment properties, net of accumulated
 depreciation and amortization                      59,890,500   65,500,600
Cash and cash equivalents                            4,879,400    6,900,600
Investments in debt securities                       3,948,400      496,300
Restricted cash                                        100,000      100,000
Rents receivable                                       379,000      549,700
Escrow deposits                                        552,400      747,600
Other assets (net of accumulated amortization on
 loan acquisition costs of $919,100 and $874,700,
 respectively)                                         356,000      477,900
----------------------------------------------------------------------------
                                                   $70,105,700  $74,772,700
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $43,773,700  $48,858,400
 Front-End Fees Loan payable to Affiliate           13,434,400   13,434,400
 Accounts payable and accrued expenses               1,435,200    1,939,800
 Due to Affiliates                                       5,000      186,900
 Security deposits                                     231,800      221,800
 Other liabilities                                     199,000      144,500
----------------------------------------------------------------------------
                                                    59,079,100   64,785,800
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (1,664,600)  (1,675,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                12,691,200   11,661,900
----------------------------------------------------------------------------
                                                    11,026,600    9,986,900
----------------------------------------------------------------------------
                                                   $70,105,700  $74,772,700
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                       $(1,562,700) $ 23,779,700  $ 22,217,000
Repurchase of Units                                     (999,300)     (999,300)
Net (loss) for the year ended
 December 31, 1995                        (133,900)  (13,252,500)  (13,386,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                               (1,696,600)    9,527,900     7,831,300
Net income for the year ended
 December 31, 1996                          21,600     2,134,000     2,155,600
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                               (1,675,000)   11,661,900     9,986,900
Net income for the year ended
 December 31, 1997                          10,400     1,029,300     1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1997                              $(1,664,600) $ 12,691,200  $ 11,026,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except Unit and per Unit amounts)

                                           1997        1996         1995
-----------------------------------------------------------------------------
Income:
 Rental                                 $12,145,300 $16,602,000 $ 17,433,800
 Interest                                   452,500     320,900      244,900
 Gain on sales of property                  845,500     976,300
-----------------------------------------------------------------------------
                                         13,443,300  17,899,200   17,678,700
-----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                               1,040,900   1,016,600    1,090,000
 Nonaffiliates                            3,479,100   4,188,100    4,725,900
 Depreciation and amortization            2,159,900   2,616,700    4,068,200
 Property operating:
 Affiliates                                 493,900   1,134,900    1,036,300
 Nonaffiliates                            1,500,600   2,047,500    2,277,600
 Real estate taxes                        1,832,300   2,078,000    2,441,000
 Insurance--Affiliate                       102,300     155,200      151,100
 Repairs and maintenance                  1,606,400   2,280,100    2,322,500
 General and administrative:
 Affiliates                                  36,600      54,700       66,600
 Nonaffiliates                              151,600     171,800      185,900
 Provisions for value impairment                                  12,700,000
-----------------------------------------------------------------------------
                                         12,403,600  15,743,600   31,065,100
-----------------------------------------------------------------------------
Net income (loss)                       $ 1,039,700   2,155,600  (13,386,400)
-----------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $    10,400 $    21,600 $   (133,900)
-----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $ 1,029,300 $ 2,134,000 $(13,252,500)
-----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit                      $      1.08 $      2.25 $     (13.89)
-----------------------------------------------------------------------------
Weighted average number of Units
 outstanding                                949,843     949,843      953,845
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            1997        1996          1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                       $1,039,700    2,155,600  $ (13,386,400)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization            2,159,900    2,616,700      4,068,200
 Gain on sales of property                 (845,500)    (976,300)
 Provisions for value impairment                                     12,700,000
 Changes in assets and liabilities:
  Decrease (increase) in rents
   receivable                               170,700       13,600        (22,900)
  Decrease (increase) in other assets        46,500      360,600       (248,700)
  (Decrease) increase in accounts
   payable and accrued expenses            (504,600)    (748,100)       179,400
  (Decrease) increase in due to
   Affiliates                              (181,900)       7,500        (70,900)
  Increase (decrease) in other
   liabilities                               54,500      (10,700)       (57,900)
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            1,939,300    3,418,900      3,160,800
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                             (362,600)    (899,500)      (945,500)
 (Increase) in investments in debt
  securities                             (3,452,100)    (496,300)
 Proceeds from the sales of property      4,733,700   12,189,100
 Decrease (increase) in escrow deposits     195,200     (619,900)       262,500
--------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                  1,114,200   10,173,400       (683,000)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                (1,265,000)  (1,085,200)    (1,240,500)
 Proceeds from mortgage loans payable                                 4,875,000
 Repayment of mortgage loans payable     (3,819,700) (10,461,700)    (4,424,300)
 Repurchase of Units                                                   (999,300)
 Loan costs incurred, net of refunds                     (28,500)       (62,600)
 Increase (decrease) in security
  deposits                                   10,000      (99,700)        18,300
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                           (5,074,700) (11,675,100)    (1,833,400)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                        (2,021,200)   1,917,200        644,400
Cash and cash equivalents at the
 beginning of the year                    6,900,600    4,983,400      4,339,000
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $4,879,400  $ 6,900,600  $   4,983,400
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year           $4,713,000  $ 5,281,700  $   5,779,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership evaluates its commercial rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Except as disclosed in Note 11, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is charged to expense.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. These securities generally had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, restricted cash, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

Certain reclassifications have been made to the previously reported 1996 and 1995 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1997, 1996 and 1995 in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated a Net Profit of $10,400, which included a net gain of $8,500 from the sale of a Partnership property. For the year ended December 31, 1996, the General Partner was allocated a Net Profit of $21,600, which included a gain of $9,800 from the sale of two Partnership properties. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(133,900), which included a (loss) from provisions for value impairment of $(127,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                      For the Years Ended December 31,
                         -----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------- -------------------
                            Paid     Payable    Paid    Payable     Paid    Payable
------------------------------------------------------------------------------------
Property management and
 leasing fees            $   511,300 $3,600  $1,006,800 $ 32,000 $1,092,100 $ 70,800
Interest expense on
 Front-End Fees Loan
 (Note 3)                  1,128,400   None   1,021,300   87,500  1,075,700   92,200
Reimbursement of
 property insurance
 premiums, at cost           102,300   None     155,200     None    146,400     None
Legal                         86,200   None     132,600   63,100     43,700    1,400
Reimbursement of
 expenses at cost:
 --Accounting                 24,100  1,100      47,000    3,700     31,700   12,200
 --Investor
  communication                9,800    300      15,500      600     23,100    2,800
 --Other                        None   None         300     None      1,300     None
------------------------------------------------------------------------------------
                         $ 1,862,100 $5,000  $2,378,700 $186,900 $2,414,000 $179,400
------------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1997, 1996 and 1995 the Partnership's 50% share of ANTEC's rent and reimbursement of expenses amounted to $137,000, $293,400 and $189,100, respectively. In addition, during the year ended December 31, 1997, ANTEC remitted $60,000 as consideration for the early release of approximately 38% of its leased space. ANTEC has also reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains responsibility for the rent on their space until their lease expires in September 1999. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC") a real estate investment trust, which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1997, 1996 and 1995 the Partnership's 50% share of MHC's rent amounted to $21,800, $29,900 and $22,100, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner and a third-party property management group for a fee equal to 3% of gross rents received by the properties. The Affiliate and third-party property management group are entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to third parties.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:
The Partnership borrowed from the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds. Interest on the outstanding balance of this loan is due and payable monthly at the lesser of the cost of funds obtained by the General Partner from unaffiliated lenders or 2% above Chase Manhattan Bank's prime rate.

As of December 31, 1997, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1997 was 7.64%. As of December 31, 1997, the interest rate was 7.97%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1997, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED CASH:
Restricted cash at December 31, 1997 represented a Eurodollar investment in the amount of $100,000 which has been pledged as collateral for a letter of credit issued to the Louisville Gas & Electric Company for Meidinger Tower.

5. MORTGAGE LOANS PAYABLE:
Mortgage loans payable at December 31, 1997 and 1996, consisted of the following loans which are non-recourse:

                        Principal Balance at   Average                         Estimated
Property Pledged as    ----------------------- Interest  Maturity   Periodic    Balloon
Collateral              12/31/97    12/31/96   Rate(a)     Date    Payment(b) Payment(c)
-----------------------------------------------------------------------------------------
Meidinger Tower        $21,779,000 $22,405,300   7.13%  10/15/1998        (d) $21,779,000
Deerfield Mall          17,196,600  17,760,400   7.60%    3/1/2001  $154,257  $15,256,700
Prentice Plaza (50%)     4,798,100   4,838,100   7.34%  12/19/2000        (e) $ 4,655,200
Regency Park Shopping
 Center (25%)(f)                     3,854,600
-----------------------------------------------------------------------------------------
                       $43,773,700 $48,858,400
-----------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements for Meidinger Tower and Prentice Plaza. As of December 31, 1997, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 8.5% and 7.44%, respectively.
(b) Represents level monthly principal and interest payments.
(c) This repayment may require either sale or refinancing of the respective property.
(d) For the year ended December 31, 1997, in addition to monthly interest payments the Partnership made principal payments through the release of $626,300 from the real estate tax escrow due to the successful appeal of real estate taxes.
(e) In addition to monthly interest, monthly principal payments of $3,638, $3,960 and $4,305 are required commencing on January 1, 1998, 1999 and 2000, respectively.
(f) The joint venture which owns Regency Park Shopping Center ("Regency"), in which the Partnership has a 25% interest with Affiliated Partnerships, repaid the mortgage collateralized by Regency with a portion of the proceeds generated from its sale (see Note 10 for additional information).

Principal amortization of mortgage loans payable for the duration of the loans as of December 31, 1997 was as follows:

                    1998  $22,385,800
                    1999      654,900
                    2000    5,362,200
                    2001   15,370,800
                             --------
                          $43,773,700
                             --------

The amounts scheduled above do not consider the effects of the timing of principal payment requirements, if any, based on property cash flow, which must each be paid periodically, as well as amounts which are available but unfunded to the Partnership under certain mortgage loans.

6. REPURCHASE OPTION:
On January 1, 1991, the Repurchase Option period commenced for the repurchase of Limited Partnership Interests. This Repurchase Option, as defined in the Partnership Agreement, allowed Limited Partners to resell their Interests to the Partnership. During 1995, the fifth and final year of the Repurchase Option period, the Partnership paid a price equal to 115% of the Limited Partners' Original Capital Contribution reduced by all prior distributions previously made to the Limited Partner. The maximum amount of Interests that the Partnership was obligated to purchase during the Repurchase Option period was

0.25% of the total Original Capital Contribution for each and every calendar quarter during the Repurchase Option period. As of December 31, 1997, the Partnership repurchased 50,157 Units which represented Original Capital Contributions of $5,015,700. The repurchase of these Units, reduced by all prior distributions previously made to the Limited Partners, resulted in a net reduction of Limited Partners' Capital and net payments by the Partnership of $4,581,400.

7. FUTURE MINIMUM RENTALS:
The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows:

                    1998        $ 8,290,300
                    1999          7,041,600
                    2000          6,145,300
                    2001          5,574,900
                    2002          4,299,200
                    Thereafter   17,981,600
                             --------------
                                $49,332,900
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were $29,400, $147,400 and $164,600, respectively.

8. INCOME TAX:
The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For federal income tax reporting purposes the Partnership reported a (loss) of $(2,400,000) for the year ended December 31, 1997. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1997 was $105,951,200.

9. ASSET HELD FOR DISPOSITION:
The mortgage loan collateralized by Meidinger Tower matures in October 1998. In connection with this, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1997, the Partnership has classified the property as "Held for Disposition". In February 1998, the Partnership entered into an agreement (the "Agreement") to sell the property. Based on the terms of the Agreement, the net proceeds are expected to substantially exceed the amount necessary to repay the mortgage loan. The transaction contemplated by the Agreement, which is scheduled to close in April 1998 is subject to the fulfillment of certain conditions. There can be no assurance that this or any other sale transaction will close prior to the maturity date of the loan.

The carrying basis, net of accumulated depreciation and amortization, of Meidinger Tower on the Balance Sheet as of December 31, 1997 was $20,981,000, which is less than the sale price, net of estimated selling costs. The Partnership's share of net income/(loss) (exclusive of provisions for value impairments) of Meidinger Tower, included in the Statements of Income and Expenses for the years ended December 31, 1997, 1996 and 1995 was $71,500, $(203,200) and $(311,200), respectively.

10. PROPERTY SALES:
On June 16, 1997, the joint venture in which the Partnership has a 25% interest, completed the sale of Regency, for a sale price of $19,325,000, of which the Partnership's share was $4,831,250. The Partnership's share of proceeds from this transaction was $867,900, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $799,400 in connection with this sale. Net proceeds received from this transaction have been retained to supplement working capital reserves. For income tax reporting purposes the Partnership reported a (loss) of $(2,315,800) for the year ended December 31, 1997.

On October 16, 1996, the Partnership consummated the sale of Equitable for a price of $7,000,000. Proceeds from this transaction approximated $520,000, which was net of closing prorations, estimated selling expenses and the repayment of the mortgage loan collateralized by Equitable. During 1996, the Partnership recorded a net gain of $160,200 for financial statement purposes in connection with this sale. For income tax reporting purposes, the Partnership reported a (loss) of $(7,742,500) for the year ended December 31, 1996 in connection with this sale. For the year ended December 31, 1997, the Partnership recorded a gain of $46,100 for financial statement reporting purposes in connection with an overaccrual of legal fees.

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for a sale price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan on Sentry West was approximately $894,000 and was retained to supplement working capital. The net gain reported by the Partnership for financial statement purposes was $816,100. For income tax purposes, the Partnership reported a (loss) of $(4,762,500) for the year ended December 31, 1996 in connection with this sale.

11. PROVISIONS FOR VALUE IMPAIRMENT:
Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during their remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statement of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the

Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the year ended December 31, 1995:

              Property
              =========================================
              Meidinger Tower               $ 2,200,000
              Deerfield Mall                  5,800,000
              Equitable of Iowa Building      2,500,000
              Regency Park Shopping Center    1,000,000
              1800 Sherman                    1,200,000
              -----------------------------------------
                                            $12,700,000
              =========================================

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997


     Column A              Column B           Column C                Column D                         Column E
------------------        ----------  -----------------------  ------------------------- --------------------------------------


                                           Initial cost           Costs capitalized                Gross amount at which
                                          to Partnership       subsequent to acquisition         carried at close of period
                                      ------------------------ ------------------------- --------------------------------------
                                                   Buildings                                           Buildings
                                                      and                                                 and
                            Encum-                 Improve-       Improve-    Carrying                 Improve-
   Description             brances       Land        ments          ments     Costs (1)     Land         ments     Total (2)(3)
------------------       -----------  ----------  ------------   ----------   ---------  -----------  -----------  ------------
Office Buildings:
Prentice Plaza
  (Englewood, CO)
  (50% Interest)         $ 4,798,100  $ 1,139,600  $ 7,390,200   $1,209,900   $ 40,800   $ 1,139,600  $ 8,640,900  $ 9,780,500

Meidinger Tower
  (Louisville, KY)
  (100% Interest)         21,779,000      937,500   39,718,400    4,356,100    238,500       958,000   30,092,500   31,050,500(4)

1800 Sherman
  Office Building
  (Evanston, IL)
  (50% interest)                None    1,319,000    6,147,100      961,500     26,900     1,319,000    5,935,500    7,254,500(4)

Shopping Center:
Deerfield Mall
  (Deerfield
    Beach, FL)
  (100% interest)         17,196,600    9,607,900   30,996,300    1,668,600    192,900     8,617,500   25,048,200   33,665,700(4)
                         -----------  -----------  -----------   ----------   --------   -----------  -----------  -----------
                         $43,773,700  $13,004,000  $84,252,000   $8,196,100   $499,100   $12,034,100  $69,717,100  $81,751,200
                         ===========  ===========  ===========   ==========   ========   ===========  ===========  ===========


    Column A                  Column F     Column G     Column H    Column I
------------------           -----------  ----------  ----------- ------------
                                                                    Life on
                                                                     which
                                                                   deprecia-
                                                                  tion in lat-
                               Accumu-                            est income
                                lated      Date of                 statements
                              Deprecia-   construc-      Date        is com-
   Description                tion (2)      tion       Acquired       puted
------------------           -----------  ----------  ----------- ------------
Office Buildings:
Prentice Plaza
  (Englewood, CO)                                                      35 (5)
  (50% Interest)             $ 3,414,000     1985      Mar. 1988     2-10 (6)

Meidinger Tower
  (Louisville, KY)                                                     35 (5)
  (100% Interest)             10,069,500     1982      Oct. 1988     1-10 (6)

1800 Sherman
  Office Building
  (Evanston, IL)                                                       35 (5)
  (50% interest)               1,490,400     1986      Mar. 1991     3-10 (6)

Shopping Center:
Deerfield Mall
  (Deerfield
    Beach, FL)                                                        35 (5)
  (100% interest)              6,886,800     1987      Jan. 1989     1-5 (6)
                             -----------
                             $21,860,700
                             ===========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2.  The following is a reconciliation of activity in columns E and F.

                                                 For the years ended December 31,
                  -----------------------------------------------------------------------------------
                              1997                      1996                        1995
                  -------------------------  ---------------------------  ---------------------------
                               Accumulated                 Accumulated                  Accumulated
                      Cost     Depreciation       Cost     Depreciation       Cost      Depreciation
                  ------------ ------------  ------------- -------------  ------------- -------------
Balance
  at the
  beginning
  of the year     $ 86,582,300 $ 21,081,700  $ 104,005,500 $  25,675,600  $ 115,760,000  $21,732,700

Additions
  during
  the year:

Improvements           362,600                     899,500                      945,500

Provisions for
  depreciation                    2,097,000                    2,616,700                   3,942,900

Deductions
  during the
  year:

Cost of real
  estate
  disposed          (5,193,700)                (18,322,700)

Accumulated
  depreciation
  on real
  estate
  disposed                       (1,318,000)                  (7,210,600)

Provisions
  for value
  impairment                                                                (12,700,000)
                  ------------ ------------  ------------- -------------  -------------  -----------
Balance at
  the end of
  the year        $ 81,751,200 $ 21,860,700  $  86,582,300 $  21,081,700  $ 104,005,500  $25,675,600
                  ============ ============  ============= =============  =============  ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1997 was $105,951,200.
Note 4. Includes provisions for value impairment cummulatively totalling $14,200,000 for Meidinger Tower, $1,200,000 for 1800 Sherman and $8,800,000 for Deerfield Mall.
Note 5.  Estimated useful life for building in years.
Note 6.  Estimated useful life for improvements in years.