Form 10-Q
period 1998-03-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1998-05-14
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 March 31, 1998
                                -----------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to
                                    -------------------------    -------------

     Commission File Number                           0-16888
                                    ------------------------------------------


               First Capital Income and Growth Fund - Series XII
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                                             36-3498223
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
----------------------------------------------------------      -------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                         -----        -----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                         1998      December 31,
                                                     (Unaudited)       1997
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 12,034,200  $12,034,200
 Buildings and improvements                            69,760,600   69,717,000
-------------------------------------------------------------------------------
                                                       81,794,800   81,751,200
Accumulated depreciation and amortization             (22,174,300) (21,860,700)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        59,620,500   59,890,500
Cash and cash equivalents                               2,470,700    4,879,400
Investments in debt securities                          6,386,200    3,948,400
Restricted cash                                           100,000      100,000
Rents receivable                                          305,300      379,000
Escrow deposits                                           728,100      552,400
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $932,900 and
 $919,100, respectively)                                  315,200      356,000
-------------------------------------------------------------------------------
                                                     $ 69,926,000  $70,105,700
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $ 43,626,500  $43,773,700
 Front-End Fees Loan payable to Affiliate              13,434,400   13,434,400
 Accounts payable and accrued expenses                  1,325,900    1,435,200
 Due to Affiliates                                         23,700        5,000
 Security deposits                                        245,500      231,800
 Other liabilities                                                     199,000
-------------------------------------------------------------------------------
                                                       58,656,000   59,079,100
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (1,662,200)  (1,664,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                   12,932,200   12,691,200
-------------------------------------------------------------------------------
                                                       11,270,000   11,026,600
-------------------------------------------------------------------------------
                                                     $ 69,926,000  $70,105,700
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                             General      Limited
                                             Partner     Partners      Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $(1,675,000) $11,661,900 $ 9,986,900
Net income for the year ended December
 31, 1997                                       10,400    1,029,300   1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                       (1,664,600)  12,691,200  11,026,600
Net income for the quarter ended
 March 31, 1998                                  2,400      241,000     243,400
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1998                                      $(1,662,200) $12,932,200 $11,270,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1998       1997
---------------------------------------------------------------------------
Income:
 Rental                                              $3,042,600 $3,189,700
 Interest                                               113,900     96,000
---------------------------------------------------------------------------
                                                      3,156,500  3,285,700
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                            261,100    250,500
  Nonaffiliates                                         864,900    872,000
 Depreciation and amortization                          327,500    615,600
 Property operating:
  Affiliates                                            118,300    144,300
  Nonaffiliates                                         396,000    439,800
 Real estate taxes                                      496,100    496,500
 Insurance--Affiliate                                    24,100     29,400
 Repairs and maintenance                                380,400    410,400
 General and administrative:
  Affiliates                                             10,900      9,200
  Nonaffiliates                                          33,800     41,500
---------------------------------------------------------------------------
                                                      2,913,100  3,309,200
---------------------------------------------------------------------------
Net income (loss)                                    $  243,400 $  (23,500)
---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $    2,400 $     (200)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $  241,000 $  (23,300)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (949,843 Units outstanding)                    $     0.25 $    (0.02)
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998         1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                     $   243,400  $  (23,500)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                            327,500     615,600
  Changes in assets and liabilities:
   Decrease in rents receivable                             73,700     161,600
   Decrease in other assets                                 26,900      93,400
   (Decrease) in accounts payable and accrued expenses    (109,300)    (79,800)
   Increase (decrease) in due to Affiliates                 18,700     (58,600)
   (Decrease) in other liabilities                        (199,000)   (134,700)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              381,900     574,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (43,600)    (42,800)
 Net (investment in) maturity of investments in debt
  securities                                            (2,437,800)    496,300
 (Increase) in escrow deposits                            (175,700)   (364,900)
-------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                         (2,657,100)     88,600
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable             (147,200)   (195,600)
 Proceeds from mortgage loan payable                                   228,100
 Increase in security deposits                              13,700       1,300
-------------------------------------------------------------------------------
    Net cash (used for) provided by financing
     activities                                           (133,500)     33,800
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (2,408,700)    696,400
Cash and cash equivalents at the beginning of the
 period                                                  4,879,400   6,900,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 2,470,700  $7,597,000
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $   865,600  $  982,600
-------------------------------------------------------------------------------
 Interest paid to Affiliates during the period         $   261,100  $  338,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated Partnerships, which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital (deficit) is included in the financial statements.

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

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income (loss) or Partners' capital (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the three months ended March 31, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1998 and 1997, the General Partner was allocated a Net Profit (Loss) of $2,400 and $(200), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1998 were as follows:

                                                         Paid   Payable
-----------------------------------------------------------------------
Property management and leasing fees                   $112,700 $   900
Interest expense on Front-End Fees Loan (Note 3)        261,100    None
Reimbursement of property insurance premiums, at cost    12,800  11,300
Legal                                                    14,500    None
Reimbursement of expenses, at cost:
 --Accounting                                              None   9,900
 --Investor communication                                  None   1,600
-----------------------------------------------------------------------
                                                       $401,100 $23,700
-----------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1998, ANTEC paid $91,500 in base rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1998, MHC paid $12,500 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner and a third-party property management group for a fee equal to 3% of gross rents received by the properties. The Affiliate and third-party management groups are entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to other leasing agents.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of March 31, 1998, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the three months ended March 31, 1998 was 7.77%. As of March 31, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subject to the Subordination. As of March 31, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1998 and December 31, 1997 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership:

                      Partnership's Share of  Average
  Property Pledged     Principal Balance at   Interest  Maturity
   as Collateral        3/31/98    12/31/97   Rate (a)    Date
-----------------------------------------------------------------
Meidinger Tower       $21,779,000 $21,779,000  8.38%   10/15/1998
Deerfield Mall         17,059,000  17,196,600  7.60%     3/1/2001
Prentice Plaza (50%)    4,788,500   4,798,100  7.58%   12/19/2000
-----------------------------------------------------------------
                      $43,626,500 $43,773,700
-----------------------------------------------------------------

(a) The average interest rate represents an average for the three months ended March 31, 1998. Interest rates are subject to change in accordance with the provisions of the loan agreements (except the loan collateralized by Deerfield Mall, which has a fixed interest rate). As of March 31, 1998, interest rates on the loans collateralized by Meidinger Tower and Prentice Plaza were 8.38% and 7.38%, respectively.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1997.

5. SUBSEQUENT EVENT:

The mortgage loan collateralized by Meidinger Tower was scheduled to mature in October 1998. In connection with this and other factors, the General Partner believed that it was in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1997, the Partnership classified the property as "Held for Disposition." On April 1, 1998, the Partnership consummated the sale of the property for a sale price of $28,450,000. Net Proceeds from this transaction amounted to $6,182,200, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership will record a gain of approximately $6,750,000 for the quarter ending June 30, 1998 and intends to distribute $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998 from this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income nor incurs expenses from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative
                            Operating Results (a)
                              For the Quarters
                                    Ended
                             3/31/98    3/31/97
--------------------------------------------------
MEIDINGER TOWER
Rental revenues             $1,229,500 $1,170,500
--------------------------------------------------
Property net income (loss)  $  126,000 $ (143,500)
--------------------------------------------------
Average occupancy                  96%        98%
--------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,086,700 $1,097,100
--------------------------------------------------
Property net income         $  222,700 $  194,900
--------------------------------------------------
Average occupancy                  89%        93%
--------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  384,800 $  383,700
--------------------------------------------------
Property net income         $   82,500 $   82,700
--------------------------------------------------
Average occupancy                 100%        96%
--------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  349,700 $  364,700
--------------------------------------------------
Property net income         $   12,200 $    9,400
--------------------------------------------------
Average occupancy                  93%        95%
--------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%)
 (B)
Rental revenues                        $  173,700
--------------------------------------------------
Property net income                    $   52,100
--------------------------------------------------

(a)Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership.
(b)Regency Square Shopping Center ("Regency") was sold on June 16, 1997.

Net (loss) income for the Partnership improved from $(23,500) for the three months ended March 31, 1997 to $243,400 for the three months ended March 31, 1998. The change in net results was primarily the result of improved operating results at Meidinger Tower primarily resulting from its October 1, 1997 classification as Held For Disposition, which precluded the recording of depreciation during the first quarter of 1998. The change in net (loss) income was also due to an increase in interest income earned on the Partnership's short-term investments due to an increased amount of cash available for investment. Partially offsetting the improvement is the absence of operating results at Regency. Net (loss) income exclusive of Regency changed from $(75,600) for the three months ended March 31, 1997 to $243,400 for the three months ended March 31, 1998.

The following comparative discussion excludes the operating results of Regency.

Rental revenues increased by $34,700 or 1.1% for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to an increase in base rental income at Meidinger Tower, 1800 Sherman Office Building ("1800 Sherman") and Prentice Plaza which was due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in tenant expense reimbursements at 1800 Sherman, Meidinger Tower and Deerfield Mall and the consideration received at Prentice Plaza during 1997 for the early termination of a tenant's lease.

Depreciation and amortization expense decreased by $288,100 for the three-month periods under comparison. The decrease was primarily the result of the Partnership discontinuing the recording of periodic depreciation and amortization expense for depreciable and amortizable assets at Meidinger Tower in connection with classifying the property as Held for Disposition.

Interest expense on the Partnership's mortgage loans increased by $64,900 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the effects of an increase in the average interest rate on the mortgage loan collateralized by Meidinger Tower.

Repairs and maintenance expense decreased by $19,400 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in elevator repairs at Meidinger Tower together with a decrease in repairs to the HVAC system at Prentice Plaza.

Real estate tax expense increased by $16,500 for the three-month periods under comparison. The increase was primarily due to a slight increase in the projected 1998 tax liability at Meidinger Tower.

Property operating expenses decreased by $36,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in management fees at Prentice Plaza and Deerfield Mall due to the decrease in rental revenues.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                        Comparative Cash Flow
                                                               Results
                                                          For the Quarters
                                                                Ended
                                                          3/31/98     3/31/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $   423,700  $ 396,500
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable     147,200    195,600
 Decrease in current assets                                 100,600    255,000
 (Decrease) in current liabilities                         (289,600)  (273,100)
-------------------------------------------------------------------------------
Net cash provided by operating activities               $   381,900  $ 574,000
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities    $(2,657,100) $  88,600
-------------------------------------------------------------------------------
Net cash (used for) provided by financing activities    $  (133,500) $  33,800
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $27,200 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to a decrease in principal payments made on the Partnership's mortgage loans. The increase was partially offset by the absence of operating results during 1998 due to the June 1997 sale of Regency.

The decrease in the Partnership's cash position of $2,408,700 for the three months ended March 31, 1998 was primarily the result of an increase in investments in debt securities. Net cash provided by operating activities was almost entirely offset by cash used for escrow deposits, principal payments made on Partnership's mortgage loans and expenditures for capital and tenant improvements and leasing costs. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds for the Partnership. Net cash provided by operating activities decreased by $192,100 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to the timing in 1997 and 1998 of the receipt of rental payments at Deerfield.

Net cash provided by (used for) investing activities changed from $88,600 for the three months ended March 31, 1997 to $(2,657,100) for the three months ended March 31, 1998. The change was primarily due to an increase in investments in debt securities partially offset by a decrease in the amount of cash paid to real estate tax escrow accounts. The increase in investments in debt securities is the result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. The escrow payments are required by the mortgage loans collateralized by Deerfield Mall and Meidinger Tower.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1998, the Partnership spent $43,600 for these items and has projected to spend approximately $600,000 during the remainder of 1998. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $350,000 for Prentice Plaza and $250,000 at 1800 Sherman. The amounts projected to be spent at both properties relate mostly to tenant allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed from $33,800 for the three months ended March 31, 1997 to $(133,500) for the three months ended March 31, 1998. The change was primarily due to a draw on the mortgage loan collateralized by Meidinger Tower in 1997.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of March 31, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

On April 1, 1998, the Partnership completed the sale of Meidinger Tower for a sale price of $28,450,000. Net proceeds from this transaction were $6,182,200, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. In connection with this transaction, on August 31, 1998 the Partnership intends to distribute $6,126,500 or $6.45 per Unit to Limited Partners of record as of April 1, 1998.

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

The Partnership has significant financial obligations during the remainder of 1998 and beyond. In addition to required principal payments on certain of its mortgage loans, it is likely that the Partnership will incur a substantial amount of capital and tenant improvement and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, with the exception of the distribution on August 31, 1998 of sale proceeds from Meldinger Tower, distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the three months ended March 31, 1998, Cash Flow (as defined in the Partnership Agreement) of $423,700 was retained to supplement working capital reserves.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 15, 1998      By:  /s/  DOUGLAS CROCKER II
       ------------           --------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 15, 1998      By: /s/  NORMAN M. FIELD
       ------------          ---------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer