Form 10-Q
period 1998-06-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1998-08-13
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     June 30, 1998
                          ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                           0-16888
                            ----------------------------------------------------


               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3498223
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
        Address of principal executive offices)                  (Zip Code)

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
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME AND GROWTH FUND-SERIES XII
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                       June 30,
                                                         1998      December 31,
                                                     (Unaudited)       1997
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 11,076,200  $12,034,200
 Buildings and improvements                            39,770,800   69,717,000
-------------------------------------------------------------------------------
                                                       50,847,000   81,751,200
Accumulated depreciation and amortization             (12,418,300) (21,860,700)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        38,428,700   59,890,500
Cash and cash equivalents                               8,881,300    4,879,400
Investments in debt securities                          6,904,200    3,948,400
Restricted cash                                                        100,000
Rents receivable                                          192,900      379,000
Escrow deposits                                           482,600      552,400
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $746,000 and
 $919,100, respectively)                                  209,700      356,000
-------------------------------------------------------------------------------
                                                     $ 55,099,400  $70,105,700
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $ 21,695,800  $43,773,700
 Front-End Fees Loan payable to Affiliate              13,434,400   13,434,400
 Distributions payable                                  6,126,500
 Accounts payable and accrued expenses                  1,262,000    1,435,200
 Due to Affiliates                                         18,900        5,000
 Security deposits                                        182,400      231,800
 Other liabilities                                                     199,000
-------------------------------------------------------------------------------
                                                       42,720,000   59,079,100
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             (1,589,800)  (1,664,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                   13,969,200   12,691,200
-------------------------------------------------------------------------------
                                                       12,379,400   11,026,600
-------------------------------------------------------------------------------
                                                     $ 55,099,400  $70,105,700
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(1,675,000) $11,661,900  $ 9,986,900
Net income for the year ended December
 31, 1997                                     10,400    1,029,300    1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1997                                 (1,664,600)  12,691,200   11,026,600
Distributions for the six months ended
 June 30, 1998                                         (6,126,500)  (6,126,500)
Net income for the six months ended
 June 30, 1998                                74,800    7,404,500    7,479,300
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1998                                    $(1,589,800) $13,969,200  $12,379,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME AND GROWTH FUND -- SERIES XII
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998       1997
-------------------------------------------------------------------------
 Income:
 Rental                                             $1,844,200 $3,035,200
 Interest                                              213,800    109,100
 Gain on sale of property                            6,943,900    764,800
-------------------------------------------------------------------------
                                                     9,001,900  3,909,100
-------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                                           259,700    261,100
  Nonaffiliates                                        411,400    878,400
 Depreciation and amortization                         327,300    605,500
 Property operating:
  Affiliates                                            49,500    123,700
  Nonaffiliates                                        174,800    376,700
 Real estate taxes                                     346,400    519,800
 Insurance--Affiliate                                   13,700     23,300
 Repairs and maintenance                               143,300    431,600
 General and administrative:
  Affiliates                                             6,600      6,100
  Nonaffiliates                                         33,300     54,400
-------------------------------------------------------------------------
                                                     1,766,000  3,280,600
-------------------------------------------------------------------------
 Net income                                         $7,235,900 $  628,500
-------------------------------------------------------------------------
 Net income allocated to General Partner            $   72,400 $    6,300
-------------------------------------------------------------------------
 Net income allocated to Limited Partners           $7,163,500 $  622,200
-------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (949,843 Units outstanding)                       $     7.54 $     0.66
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998        1997
--------------------------------------------------------------------------
 Income:
 Rental                                             $ 4,886,800 $6,224,900
 Interest                                               327,700    205,100
 Gain on sale of property                             6,943,900    764,800
--------------------------------------------------------------------------
                                                     12,158,400  7,194,800
--------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                                            520,800    511,600
  Nonaffiliates                                       1,276,300  1,750,400
 Depreciation and amortization                          654,800  1,221,100
 Property operating:
  Affiliates                                            167,800    268,000
  Nonaffiliates                                         570,800    816,500
 Real estate taxes                                      842,500  1,016,300
 Insurance--Affiliate                                    37,800     52,700
 Repairs and maintenance                                523,700    842,000
 General and administrative:
  Affiliates                                             17,500     15,300
  Nonaffiliates                                          67,100     95,900
--------------------------------------------------------------------------
                                                      4,679,100  6,589,800
--------------------------------------------------------------------------
 Net income                                         $ 7,479,300 $  605,000
--------------------------------------------------------------------------
 Net income allocated to General Partner            $    74,800 $    6,100
--------------------------------------------------------------------------
 Net income allocated to Limited Partners           $ 7,404,500 $  598,900
--------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (949,843 Units outstanding)                       $      7.80 $     0.63
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1998         1997
-------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income                                          $  7,479,300  $   605,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           654,800    1,221,100
  (Gain) on sale of property                           (6,943,900)    (764,800)
  Changes in assets and liabilities:
   Decrease in rents receivable                           186,100      322,200
   Decrease in other assets                               107,900      106,200
   (Decrease) in accounts payable and accrued
    expenses                                             (173,200)    (221,000)
   Increase (decrease) in due to Affiliates                13,900      (19,100)
   (Decrease) increase in other liabilities              (199,000)     216,100
-------------------------------------------------------------------------------
    Net cash provided by operating activities           1,125,900    1,465,700
-------------------------------------------------------------------------------
 Cash flows from investing activities:
 Proceeds from sale of property                        27,955,500    4,653,000
 Payments for capital and tenant improvements            (166,200)    (129,200)
 (Increase) in investments in debt securities, net     (2,955,800)    (466,500)
 Decrease (increase) in escrow deposits                    69,800     (631,200)
 Decrease in restricted cash                              100,000
-------------------------------------------------------------------------------
    Net cash provided by investing activities          25,003,300    3,426,100
-------------------------------------------------------------------------------
 Cash flows from financing activities:
 Principal payments on mortgage loans payable            (298,900)    (309,400)
 Repayment of mortgage loan payable                   (21,779,000)  (3,819,700)
 Proceeds from mortgage loan payable                                   105,300
 (Decrease) in security deposits                          (49,400)      (8,600)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities          (22,127,300)  (4,032,400)
-------------------------------------------------------------------------------
 Net increase in cash and cash equivalents              4,001,900      859,400
 Cash and cash equivalents at the beginning of the
  period                                                4,879,400    6,900,600
-------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                             $  8,881,300  $ 7,760,000
-------------------------------------------------------------------------------
 Supplemental information:
 Interest paid to Affiliate during the period        $    520,800  $   513,000
-------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period    $  1,277,000  $ 1,774,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME AND GROWTH FUND--SERIES XII
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships, which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government and corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and six months ended June 30, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was allocated a Net Profit of $72,400 and $74,800, respectively, which included the a gain of $69,400 from the sale of a Partnership property.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                     Paid
                                               -----------------
                                                          Six      Payable
                                               Quarter   Months  (Receivable)
-----------------------------------------------------------------------------
Property management and leasing fees           $ 47,100 $159,800   $(9,400)
Interest expense on Front-End Fees Loan (Note
 3)                                             259,700  520,800      None
Reimbursement of property insurance premiums,
 at cost                                         10,300   23,100    12,000
Legal                                            59,300   73,800    15,000
Reimbursement of expenses, at cost:
 --Accounting                                    11,300   11,300       900
 --Investor communication                         3,500    3,500       400
-----------------------------------------------------------------------------
                                               $391,200 $792,300   $18,900
-----------------------------------------------------------------------------

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1998, MHC paid $17,200 and $29,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. During the six months ended June 30, 1998 the Partnership entered into agreement with MHC extending their lease until May 31, 2003 and increasing their space by approximately 50%. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner and a third-party management group for a fee equal to 3% of gross rents received by the properties. The Affiliates and third-party management groups are entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to other leasing agents.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of June 30, 1998, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the six months ended June 30, 1998 was 7.71%. As of June 30, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subject to the Subordination. As of June 30, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1998 and December 31, 1997 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

   Property            Partnership's Share of                Average
  Pledged as            Principal Balance at                 Interest          Maturity
  Collateral           6/30/98            12/31/97           Rate (a)            Date
----------------------------------------------------------------------------------------
Deerfield Mall        16,919,600          17,196,600          7.60%             3/1/2001
Prentice Plaza
 (50%)                 4,776,200           4,798,100          7.41%           12/19/2000
Meidinger Tower          (b)              21,779,000           (b)               (b)
----------------------------------------------------------------------------------------
                     $21,695,800         $43,773,700
----------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the six months ended June 30, 1998. The interest rate is subject to change in accordance with the provisions of the loan agreement (except the loan collateralized by Deerfield Mall, which has a fixed interest rate). As of June 30, 1998, the interest rate on the loan collateralized by Prentice Plaza was 7.34%.
(b) The Partnership, repaid the mortgage collateralized by Meidinger Tower with a portion of the proceeds generated from its sale. For further information regarding the sale, see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1997.

5. PROPERTY SALE:

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower for a sale price of $28,450,000. Net Proceeds from this transaction amounted to $6,176,500, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership recorded a gain of $6,943,900 for the quarter and six months ended June 30, 1998 and intends to distribute $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998 from this transaction.

6. SUBSEQUENT EVENT:

On August 6, 1998, a joint venture in which the Partnership has a 50% interest, consummated the sale of 1800 Sherman Office Building for a sale price of $15,050,000. The Partnership's share of net proceeds from this transaction were approximately $7,150,000, which is net of actual and estimated closing expenses. The Partnership will record a gain of approximately $1,500,000 in connection with this sale for the quarter ended September 30, 1998. In accordance with the contract to sell the property, the joint venture was required to place $500,000 of the proceeds from this sale in escrow for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. The Partnership will distribute $7,171,300 or $7.55 per Unit on November 30, 1998 to Holders of record as of August 6, 1998.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expense from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters      For the Six Months
                                    Ended                  Ended
                             6/30/98    6/30/97     6/30/98    6/30/97
-------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,011,100 $1,014,100  $2,097,800 $2,111,200
-------------------------------------------------------------------------
Property net income         $  145,000 $  155,700  $  367,700 $  350,600
-------------------------------------------------------------------------
Average occupancy                  90%        92%         90%        92%
-------------------------------------------------------------------------
1800 SHERMAN OFFICE BUILDING (50%)
Rental revenues             $  424,700 $  393,500  $  809,500 $  777,200
-------------------------------------------------------------------------
Property net income         $  120,800 $  102,800  $  203,300 $  185,500
-------------------------------------------------------------------------
Average occupancy                 100%        96%        100%        96%
-------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  382,500 $  222,100  $  732,200 $  586,800
-------------------------------------------------------------------------
Property net income (loss)  $   72,900 $ (167,100) $   85,100 $ (157,700)
-------------------------------------------------------------------------
Average occupancy                  94%        93%         94%        94%
-------------------------------------------------------------------------

MEIDINGER TOWER (B)
Rental revenues             $26,000 $1,284,700  $1,255,500 $2,455,200
----------------------------------------------------------------------
Property net income (loss)  $39,000 $  (34,800) $  165,000 $ (178,300)
----------------------------------------------------------------------
Average occupancy                          94%                    96%
----------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (25%) (C)
Rental revenues                     $  113,800             $  287,500
----------------------------------------------------------------------
Property net income                 $   15,500             $   67,600
----------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

(b) Meidinger Tower was sold on April 1, 1998. Property net income excludes gain on sale. For additional information, see Note 5 of Notes to Financial Statements.

(c) Regency Square Shopping Center ("Regency") was sold on June 16, 1997. Property net income excludes gain on sale.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income increased by $6,607,400 and $6,874,300 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to the gain recorded during 1998 on the sale of Meidinger Tower exceeding the gain recorded during 1997 on the sale of Regency. The increases were also due to the improved operating results at Prentice Plaza and 1800 Sherman Office Building ("1800 Sherman") and an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. Partially offsetting the increases was the absence of operating results from Regency due to its 1997 sale.

Net (loss) income, exclusive of sold properties, changed from $(116,400) and $(49,100) for the quarter and six months ended June 30, 1997 to $253,000 and $370,400 for the quarter and six months and June 30, 1998, respectively. The changes were primarily due to improved operating results at Prentice Plaza and the increase in interest earned on the Partnership's short-term investments

The following comparative discussion excludes the results of Meidinger Tower and Regency.

Rental revenues increased by $188,600 or 11.6% and $164,300 or 4.7% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to an increase in tenant expense reimbursements at Prentice Plaza due to the credit due to tenants for 1996 payable in 1997 being significantly larger

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

than estimated. This resulted in significantly reduced 1997 tenant reimbursements when compared to 1998. The increases were also due to an increase in base rental revenues at Prentice Plaza and 1800 Sherman, which were due to an increase in rates charged to new and renewing tenants for Prentice Plaza and an increase in average occupancy at 1800 Sherman.

Real estate tax expense decreased by $93,300 and $91,100 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily the result of a successful appeal of the taxing authority's assessed value of Prentice Plaza. Actual 1997 real estate taxes for Prentice Plaza, payable in 1998, were significantly lower than originally estimated.

Interest expense on the Partnership's mortgage loans decreased by $12,200 and $20,300 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decrease was primarily due to the effects of principal payments made during the past 18 months on the mortgage loan collateralized by Deerfield Mall.

Property operating expense increased by $45,900 and $15,100 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to an increase in legal expenses incurred at Deerfield Mall in connection with several tenant bankruptcies and eviction proceedings. The increases were also due to increases in utility costs at 1800 Sherman, which was due to the increase in average occupancy.

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

                                                         Comparative Cash
                                                           Flow Results
                                                             For the
                                                         Six Months Ended
                                                       6/30/98       6/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    891,300  $   751,900
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 298,900      309,400
 Decrease in current assets                               294,000      428,400
 (Decrease) in current liabilities                       (358,300)     (24,000)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,125,900  $ 1,465,700
-------------------------------------------------------------------------------
Net cash provided by investing activities            $ 25,003,300  $ 3,426,100
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(22,127,300) $(4,032,400)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $139,400 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to improved operating results, exclusive of properties sold and depreciation and amortization, as previously discussed. The increase was partially offset by the absence of results from Meidinger Tower and Regency due to their sales.

The net increase in the Partnership's cash of $4,001,900 for the six months ended June 30, 1998 was primarily the result of the net cash provided by operating activities and the net proceeds received from the sale of Meidinger Tower exceeding the repayment of the mortgage loan collateralized by Meidinger Tower, the increase in investments in debt securities, regularly scheduled principal payments made on Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1998 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased by $339,800 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily the result of the absence of results generated by Meidinger Tower and Regency together with timing of the payment of certain expenses at Prentice Plaza and 1800 Sherman.

Net cash provided by investing activities increased by $21,577,200 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily due to the 1998 receipt of proceeds from the sale of Meidinger Tower exceeding the 1997 receipt of proceeds from the sale of Regency. The increase was partially offset by the increase in investments in debt securities. The increase in investments in debt securities is a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes and distribution to Limited Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1998, the Partnership spent $166,200 for these items and has projected to spend approximately $450,000 during the remainder of 1998. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $400,000 for Prentice Plaza and 1800 Sherman. The amounts projected to be spent relate predominately to tenant improvement allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the potential sale of property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower. Net proceeds from this transaction were $6,176,500, which was net of actual and estimated closing costs and the repayment of the mortgage loan collateralized by the property. In connection with this transaction the Partnership intends to distribute $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998.

On August 6, 1998 a joint venture in which the Partnership has a 50% interest consummated the sale of 1800 Sherman. The Partnership's share of net proceeds from this transaction were approximately $7,150,000, which was net of actual and estimated closing costs. The joint venture was required to place $500,000 of the proceeds from this transaction into an interest bearing escrow account for the purpose of providing for any potential liabilities or contingencies that might arise from any representations or warranties that were made by the joint venture. The Partnership intends to distribute $7,171,300 or $7.55 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998.

The increase in net cash used for financing activities of $18,094,900 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily the result of the 1998 repayment of a mortgage loan in conjunction with the sale of Meidinger Tower exceeding the 1997 repayment of a mortgage loan in conjunction with the sale of Regency. The increase was also due to the 1997 additional draw on the mortgage loan collateralized by Meidinger Tower.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment to Limited Partners of their original Capital Contributions. As of June 30, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

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

The Partnership has significant financial obligations during the remainder of 1998 and beyond. In addition to required principal payments on certain of its mortgage loans, it is likely that the Partnership will incur a substantial amount of capital and tenant improvements and leasing costs during the next several years. In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, with the exception of the distribution on August 31, 1998 of Sale Proceeds from Meidinger Tower and the distribution on November 30, 1998 of Sale Proceeds from 1800 Sherman, cash distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best sources of cash available to the Partnership. For the six months ended June 30, 1998, Cash Flow (as defined in the Partnership Agreement) of $891,300 was retained to supplement working capital reserves.

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

                               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                               By: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date: August 14, 1998          By: /s/ DOUGLAS CROCKER II
      ---------------              ----------------------------------------
                                       DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: August 14, 1998          By: /s/ NORMAN M. FIELD
      ---------------              ----------------------------------------
                                       NORMAN M. FIELD
                                   Vice President - Finance and Treasurer

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          A report filed on April 14, 1998 on Form 8-K reporting the sale of Meidinger Tower.