Form 10-Q
period 1998-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1998-11-13
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1998
                             ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to
                                    -------------------------    ---------------

     Commission File Number                           0-16888
                                    --------------------------------------------

               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                              36-3498223
-------------------------                                   ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois       60606-2607
--------------------------------------------------------    ----------------
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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                                   For the               For the
                               Quarters Ended      Nine Months  Ended
                             9/30/98    9/30/97    9/30/98    9/30/97
------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,038,500 $  971,500 $3,136,300 $3,082,700
------------------------------------------------------------------------
Property net income         $  160,200 $  147,400 $  527,900 $  498,000
------------------------------------------------------------------------
Average occupancy                  90%        92%        90%        92%
------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  334,300 $  340,300 $1,066,500 $  927,100
------------------------------------------------------------------------
Property net income (loss)  $   11,900 $   32,800 $   97,000 $ (124,900)
------------------------------------------------------------------------
Average occupancy                  97%        96%        95%        95%
------------------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $  164,200 $1,681,600 $2,229,200 $5,201,600
------------------------------------------------------------------------
Property net income         $  229,500 $   69,100 $  597,800 $  139,700
------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Sold Properties includes results, exclusive of gains recorded on the sales from 1800 Sherman Office Building ("1800 Sherman") (sold August 6, 1998), Meidinger Tower (sold April 1, 1998) and Regency Square Shopping Center ("Regency") (sold June 16, 1997).

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income increased by $1,924,000 and $8,798,300 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997. The increase for the quarterly periods under comparison was primarily due to the 1998 gain recorded on the sale of 1800 Sherman. Also contributing to the increase was an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The increase for the nine-month periods under comparison was primarily due to the 1998 gains recorded on the sales of Meidinger Tower and 1800 Sherman exceeding the 1997 gain recorded on the sale of Regency. The increase was also due to improved operating results at Prentice Plaza and the increase in interest earned on the Partnership's short-term investments. The increase was partially offset by the 1998 absence of results from the Sold Properties.

Net results, exclusive of Sold Properties, changed to $128,800 and $295,900 for the quarter and nine months ended September 30, 1998 from $(8,700) and $(239,100) for the quarter and nine months ended September 30, 1997, respectively. The changes were primarily due to the increase in interest earned on the Partnership's short-term investments and improved operating results at Deerfield Mall. The change for the nine-month periods under comparison was also due to improved operating results at Prentice Plaza.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $61,000 or 4.7% and $193,000 or 4.8% for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to an increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants. The increases were also due to an increase in tenant expense reimbursements for real estate taxes at Deerfield Mall. The increase for the nine-month periods under comparison was also due to an increase in tenant expense reimbursements at Prentice Plaza. 1997 tenant expense reimbursement income was reduced due to credits issued to tenants in 1997 for 1996 activity.

Real estate tax expense increased by $23,300 for the quarterly periods under comparison. The increase was primarily due to the 1997 receipt of a refund for 1996 taxes at Prentice Plaza. Real estate tax expense decreased by $68,200 for the nine-month periods under comparison. The decrease was primarily the result of a decrease in the projected taxes at Prentice Plaza.

Property operating expenses increased by $44,600 and $55,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily the result of a greater portion of leasing related expenditures were chargeable to expense in the 1998 periods under comparison than the comparable periods of 1997.

Interest expense on the Partnership's mortgage loans decreased by $11,300 and $31,600 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily due to the effects of principal payments made during the past 21 months on the mortgage loan collateralized by Deerfield Mall.

Repairs and maintenance expense increased by $21,700 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. The increase was primarily due to an increase in landscaping and regular roof repairs at Deerfield Mall. Repairs and maintenance expense remained relatively unchanged for the nine-month periods under comparison.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                      Comparative Cash Flow
                                                         Results For the
                                                        Nine Months Ended
                                                       9/30/98       9/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  1,378,000  $   966,500
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 451,900      762,200
 Decrease in current assets                               241,700      360,100
 (Decrease) in current liabilities                       (729,700)    (399,300)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,341,900  $ 1,689,500
-------------------------------------------------------------------------------
Net cash provided by investing activities            $ 31,855,900  $ 2,759,900
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(28,403,100) $(4,573,400)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $411,500 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to reduced scheduled principal payments on the Partnership's mortgage loans, primarily resulting from the payoff of the Meidinger Tower loan in April 1998. In addition, the increase was due to improved operating results at the Partnership's properties, exclusive of gains on sale and depreciation and amortization, as previously discussed.

The net increase in the Partnership's cash of $4,794,700 for the nine months ended September 30, 1998 was primarily the result of net proceeds, after repayment of the mortgage loan, received from the sales of Meidinger Tower and 1800 Sherman and net cash provided by operating activities exceeding distributions to Limited Partners, investments in debt securities and scheduled principal payments on the Partnership's mortgage loan obligations. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1998 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased by $347,600 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the timing of the payment of expenses at Prentice Plaza and the satisfaction of all trade liabilities in connection with the sales of 1800 Sherman and Meidinger Tower. The decrease was partially offset by the timing of the receipt of rental payments at Deerfield.

Net cash provided by investing activities increased by $29,096,000 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to the 1998 receipt of proceeds from the sales of 1800 Sherman and Meidinger Tower exceeding the 1997 receipt of proceeds from the sale of Regency. The increase was partially offset by an increase in net investments in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes or pending distribution to Limited Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1998, the Partnership spent $242,000 for these items and has projected to spend approximately $200,000 during the remainder of 1998, which relates to capital and tenant improvements and leasing related costs at Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the potential sale of property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower. Net proceeds from this transaction were $6,175,300, which was net of actual and estimated closing costs and the repayment of the mortgage loan collateralized by the property. In connection with this transaction, the Partnership distributed $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998.

On August 6, 1998, a joint venture in which the Partnership owns a 50% interest consummated the sale of 1800 Sherman. The Partnership's share of net proceeds from this transaction were approximately $7,280,000, which was net of actual and estimated closing costs. The joint venture was required to place $500,000 of the proceeds from this transaction into an interest bearing escrow account for a nine-month period. The escrowed funds are intended to cover potential claims asserted by the purchaser arising from any representations or warranties that were made by the joint venture. The Partnership will distribute $7,171,300 or $7.55 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998.

The increase in net cash used for financing activities of $23,829,700 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily the result of the 1998 repayment of the Meidinger Tower mortgage loan exceeding the 1997 repayment of the Regency mortgage loan. The increase was also due to the 1998 distribution to Limited Partners of Sale Proceeds from Meidinger Tower.

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

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a wide variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life safety systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, government agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

Since the beginning of 1996, the Partnership has sold five of its remaining seven properties. As disclosed above, during 1998 the Partnership has and will distribute a total of $13,297,800 of Sales Proceeds to Limited Partners. With two properties remaining in its portfolio, the Partnership believes that the cash generated by the remaining properties, deducting amounts to be utilized for improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). In light of this, the General Partner believes that it is in the Partnership's best interest to retain all cash available. Accordingly, cash distributions, with the exception of the distributions of Sales Proceeds, to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and cheapest sources of cash available to the Partnership. For the nine months ended September 30, 1998, Cash Flow (as defined in the Partnership Agreement) of $1,378,000 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1998       December 31,
                                                    (Unaudited)       1997
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  9,757,200   $ 12,034,200
 Buildings and improvements                          33,863,900     69,717,000
-------------------------------------------------------------------------------
                                                     43,621,100     81,751,200
Accumulated depreciation and amortization           (11,041,400)   (21,860,700)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      32,579,700     59,890,500
Cash and cash equivalents                             9,674,100      4,879,400
Investments in debt securities                        6,828,800      3,948,400
Restricted cash                                                        100,000
Rents receivable                                        276,600        379,000
Escrow deposits                                         908,400        552,400
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $759,800 and
 $919,100, respectively)                                164,500        356,000
-------------------------------------------------------------------------------
                                                   $ 50,432,100   $ 70,105,700
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 21,542,800   $ 43,773,700
 Front-End Fees Loan payable to Affiliate            13,434,400     13,434,400
 Distributions payable                                7,171,300
 Accounts payable and accrued expenses                  892,200      1,435,200
 Due to Affiliates                                       17,300          5,000
 Security deposits                                      186,100        231,800
 Other liabilities                                                     199,000
-------------------------------------------------------------------------------
                                                     43,244,100     59,079,100
-------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (1,151,400)    (1,664,600)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  8,339,400     12,691,200
-------------------------------------------------------------------------------
                                                      7,188,000     11,026,600
-------------------------------------------------------------------------------
                                                   $ 50,432,100   $ 70,105,700
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1,
 1997                                  $(1,675,000) $ 11,661,900  $  9,986,900
Net income for the year ended
 December 31, 1997                          10,400     1,029,300     1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1997                               (1,664,600)   12,691,200    11,026,600
Net income for the nine months ended
 September 30, 1998                        513,200     8,946,000     9,459,200
Distributions for the nine months
 ended September 30, 1999                            (13,297,800)  (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1998                    $(1,151,400) $  8,339,400  $  7,188,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,538,500 $2,993,700
 Interest                                             250,000    120,100
 Gain on sale of Property                           1,622,900
------------------------------------------------------------------------
                                                    3,411,400  3,113,800
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                           262,200    262,800
 Nonaffiliates                                        410,800    817,900
 Depreciation and amortization                        281,400    607,000
 Property operating:
 Affiliates                                            71,200    129,300
 Nonaffiliates                                        140,500    321,800
 Real estate taxes                                     94,800    487,700
 Insurance--Affiliate                                  11,500     25,000
 Repairs and maintenance                              126,400    360,300
 General and administrative:
 Affiliates                                             9,400      9,300
 Nonaffiliates                                         22,000     32,300
 Additional expense of sale of property                 1,300      4,500
------------------------------------------------------------------------
                                                    1,431,500  3,057,900
------------------------------------------------------------------------
Net income                                         $1,979,900 $   55,900
------------------------------------------------------------------------
Net income allocated to General Partner            $  438,400 $      500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,541,500 $   55,400
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     1.62 $     0.06
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998        1997
--------------------------------------------------------------------------
Income:
 Rental                                            $ 6,425,300 $ 9,218,600
 Interest                                              577,700     325,200
 Gain on sales of property                           8,565,500     760,300
--------------------------------------------------------------------------
                                                    15,568,500  10,304,100
--------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                            783,000     774,400
 Nonaffiliates                                       1,687,100   2,568,300
 Depreciation and amortization                         936,200   1,828,100
 Property operating:
 Affiliates                                            239,000     397,300
 Nonaffiliates                                         711,300   1,138,300
 Real estate taxes                                     937,300   1,504,000
 Insurance--Affiliate                                   49,300      77,700
 Repairs and maintenance                               650,100   1,202,300
 General and administrative:
 Affiliates                                             26,900      24,600
 Nonaffiliates                                          89,100     128,200
--------------------------------------------------------------------------
                                                     6,109,300   9,643,200
--------------------------------------------------------------------------
Net income                                         $ 9,459,200 $   660,900
--------------------------------------------------------------------------
Net income allocated to General Partner            $   513,200 $     6,600
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $ 8,946,000 $   654,300
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $      9.42 $      0.69
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $  9,459,200  $   660,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                           936,200    1,828,100
 Gain on sales of property                            (8,565,500)    (760,300)
 Changes in assets and liabilities:
  Decrease in rents receivable                           102,400      245,200
  Decrease in other assets                               139,300      114,900
  (Decrease) in accounts payable and accrued
   expenses                                             (543,000)    (136,700)
  Increase (decrease) in due to Affiliates                12,300     (118,100)
  (Decrease) in other liabilities                       (199,000)    (144,500)
------------------------------------------------------------------------------
   Net cash provided by operating activities           1,341,900    1,689,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                       35,234,300    4,648,500
 Payments for capital and tenant improvements           (242,000)    (279,400)
 (Increase) in investments in debt securities, net    (2,880,400)    (972,700)
 (Increase) in escrow deposits                          (356,000)    (636,500)
 Decrease in restricted cash                             100,000
------------------------------------------------------------------------------
   Net cash provided by investing activities          31,855,900    2,759,900
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable           (451,900)    (762,200)
 Repayments of mortgage loans payable                (21,779,000)  (3,819,700)
 Distributions to Partners                            (6,126,500)
 (Decrease) increase in security deposits                (45,700)       8,500
------------------------------------------------------------------------------
   Net cash (used for) financing activities          (28,403,100)  (4,573,400)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                           4,794,700     (124,000)
Cash and cash equivalents at the beginning of the
 period                                                4,879,400    6,900,600
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $  9,674,100  $ 6,776,600
------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period       $    783,000  $   861,900
------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period   $  1,847,300  $ 2,705,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are achieved.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships, which were formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gains or losses are recognized in accordance with GAAP.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital (deficit) and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which is an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30,

1998, the General Partner was allocated a Net Profit of $438,400 and $513,200, respectively, which included gains of $434,800 and $504,300, respectively, from the sales of Partnership properties.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                 Paid         (Receivable)
                                         Quarter  Nine Months   Payable
--------------------------------------------------------------------------
Property management and leasing fees     $ 27,500 $  187,300   $(12,300)
Interest expense on Front-End Fees Loan
 (Note 3)                                 262,200    783,000       None
Reimbursement of property insurance
 premiums, at cost                         26,200     49,300       None
Legal                                      27,000    100,800     25,000
Reimbursement of expenses, at cost:
 --Accounting                               2,600     13,900      2,700
 --Investor communication                   2,900      6,400      1,900
--------------------------------------------------------------------------
                                         $348,400 $1,140,700   $ 17,300
--------------------------------------------------------------------------

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1998, MHC paid $26,200 and $55,900, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. During the nine months ended September 30, 1998, the Partnership and MHC reached an agreement extending their lease until May 31, 2003 and increasing their space by approximately 50%. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner and a third-party management company for a fee equal to 3% of gross rents received by the properties. The Affiliates and third-party management company are entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to other leasing agents.

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

As of September 30, 1998, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1998 was 7.69%. As of September 30, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 69-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. As of September 30, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1998 and December 31, 1997 consisted of the following loans, which are non-recourse to nor guaranteed by the
Partnership:

                      Partnership's Share of  Average
Property Pledged       Principal Balance at   Interest  Maturity
as Collateral           9/30/98    12/31/97   Rate (a)    Date
-----------------------------------------------------------------
Deerfield Mall         16,777,500  17,196,600   7.60%    3/1/2001
Prentice Plaza (50%)    4,765,300   4,798,100   7.43%  12/19/2000
Meidinger Tower           (b)     $21,779,000   (b)       (b)
-----------------------------------------------------------------
                      $21,542,800 $43,773,700
-----------------------------------------------------------------

(a) The average interest rate represents an average for the nine months ended September 30, 1998. Interest rate on Prentice Plaza's loan is subject to change in accordance with the provisions of the loan agreement. As of September 30, 1998, the interest rate on the loan collateralized by Prentice Plaza was 7.25%.
(b) The Partnership, repaid the mortgage loan collateralized by Meidinger Tower with a portion of the proceeds generated from its sale. For further information regarding the sale, see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1997.

5. PROPERTY SALES:

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower for a sale price of $28,450,000. Net Proceeds from this transaction amounted to $6,175,300, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership recorded a gain of $6,942,600 for the nine months ended September 30, 1998 and distributed $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998.

On August 6, 1998, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 1800 Sherman Office Building for a sale price of $15,050,000. The Partnership's share of net proceeds from this transaction was approximately $7,280,000, which is net of actual and estimated closing expenses. The Partnership recorded a gain of $1,622,900 for the quarter ended September 30, 1998 and will distribute $7,171,300 or $7.55 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998 from this transaction. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this sale in an escrow for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Date:  November 13, 1998     By: /s/  DOUGLAS CROCKER II
       -----------------         -----------------------
                                      DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date:  November 13, 1998     By: /s/  NORMAN M. FIELD
       -----------------         ------------------
                                      NORMAN M. FIELD
                                 Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          A report was filed on August 21, 1998 on Form 8-K reporting the sale of 1800 Sherman.