Form 10-K405
period 1998-12-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1999-03-29
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                December 31, 1998
                              --------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   ---------------------   ---------------------

Commission File Number                         0-16888
                      ----------------------------------------------------------

               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                                    36-3498223
-------------------------------                              ----------------------------------
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)


Two North Riverside Plaza, Suite
 1000, Chicago, Illinois                                                 60606-2607
----------------------------------------                     ----------------------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number,                                          (312) 207-0020
 including area code                                         ----------------------------------


Securities registered  pursuant to
 Section 12(b) of the Act:                                                   NONE
                                                             ----------------------------------

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

The business of the Partnership is to invest primarily in existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, or any one or more of these categories. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1998 the Partnership, with its respective joint venture partners, has dissolved as a result of the property sale and/or disposition: 1) the 75% interest, the 25% interest and two of the 50% interests in joint ventures that had 100% interests in real property; 2) all four 50% joint ventures that had preferred majority interests in real property and 3) two real property investments.

Property management services for the Partnership's office building is provided by an Affiliate of the General Partner and for its shopping center by a third-party property management company for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1999, there was one employee at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1998, the Partnership owned directly or through a joint venture, the following two properties, which were owned in fee simple and, were encumbered by mortgages. For details of the significant terms of the mortgages, refer to Note 4 of Notes to Financial Statements.

                                                                               Net Leasable             Number of
          Property Name                           Location                      Sq. Footage            Tenants (c)
---------------------------------      -------------------------             -----------------       --------------

Shopping Center:
----------------
Deerfield Mall                         Deerfield Beach, Florida                   372,241                48 (2)
Office Building:
----------------
Prentice Plaza (50%)                   Englewood, Colorado                        157,311                32 (1)

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

-------   -----------------

(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Deerfield Mall and Prentice Plaza was $743,800 and $233,100, respectively, for the year ended December 31, 1998. In the opinion of the General Partner, all of the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

    Property Name                    1998              1997              1996              1995              1994
----------------------              ------            ------            ------            ------            ------

Deerfield Mall                       91%               90%               92%               93%               92%

Prentice Plaza                      100%               95%               98%               99%               97%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

    Property Name                  1998             1997             1996             1995             1994
----------------------            ------           ------           ------          ------            ------

Deerfield Mall                   $ 9.84           $ 9.47           $ 9.57           $ 9.58           $ 9.25

Prentice Plaza                   $17.48           $15.68           $14.91           $14.31           $13.65

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:


                                     Partnership's Share of per annum                            Percentage
                                            Base Rents (a) for                                     of Net               Renewal
                                  ------------------------------------                             Leasable             Options
                                                        Final Twelve          Expiration           Square              (Renewal)
                                                         Months of              Date of            Footage              Options/
                                        1999              Lease                 Lease              Occupied              Years
                                   -------------     ------------------    -----------------    ----------------     -----------
Deerfield Mall
--------------

T. J. Maxx
  (department store)              $     433,500     $          433,500          11/30/2012                  21%          5 / 5

Publix
  (grocery store)                 $     252,700     $          252,700            5/4/2008                  11%          4 / 5


Prentice Plaza (50%)
--------------------

ANTEC
   (design, engineering,
    manufacturing and
    distribution of cable
    television products)        $       113,200     $          150,900           9/30/1999                  11%           None




------  ----------

(a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1999 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2008:

                                                                     Base Rents in
                             Number                                     Year of               % of Total
       Year                of Tenants           Square Feet          Expiration (a)           Base Rents
                                                                                                  (b)
 ------------------    ------------------    -----------------    --------------------      --------------

              1999                    21               62,382                $322,200                7.70%
              2000                    14               42,885                $282,100                7.54%
              2001                    14               31,586                $253,800                7.57%
              2002                     5               17,103                $120,100                3.99%
              2003                    13               52,892                $387,900               14.26%
              2004                     5               43,273                $166,000                8.38%
              2005                     0                 None                    None                0.00%
              2006                     0                 None                    None                0.00%
              2007                     2               10,037                $117,800                6.64%
              2008                     2               44,632                $148,000               10.08%

(a) Represents the Partnership's portion of base rents to be collected each calendar year on expiring leases.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)   None.

                                   PART III

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
------- ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1999, there were 6,533 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                        For the Years Ended December 31,
                          --------------------------------------------------------------
                             1998        1997        1996         1995          1994
-----------------------------------------------------------------------------------------
Total revenues            $17,253,700 $13,443,300 $17,899,200 $ 17,678,700  $ 16,698,200
Net income (loss)         $ 9,599,400 $ 1,039,700 $ 2,155,600 $(13,386,400) $(14,742,000)
Net income (loss)
 allocated to Limited
 Partners                 $ 9,080,800 $ 1,029,300 $ 2,134,000 $(13,252,500) $(14,594,600)
Weighted average number
 of Units outstanding         949,843     949,843     949,843      953,845       963,785
Net income (loss)
 allocated to Limited
 Partners per weighted
 average Unit             $      9.56 $      1.08 $      2.25 $     (13.89) $     (15.14)
Total assets              $42,979,200 $70,105,700 $74,772,700 $ 85,015,000  $100,121,600
Mortgage loans payable    $21,387,900 $43,773,700 $48,858,400 $ 60,405,300  $ 61,195,100
Front-End Fees Loan
 payable to Affiliate     $13,434,400 $13,434,400 $13,434,400 $ 13,434,400  $ 13,434,400
Distributions to Limited
 Partners per weighted
 average Unit (a)         $     14.00        None        None         None          None
Return of capital to
 Limited Partners per
 weighted average Unit
 (b)                      $      4.44        None        None         None          None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $32,396,000 $59,890,500 $65,500,600 $ 78,329,900  $ 94,027,300
Number of real property
 interests owned at
 December 31                        2           4           5            7             7
-----------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the year ended December 31, 1998, are comprised of Sales Proceeds.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          -----------------------------------------------------------------
                              1998         1997          1996         1995         1994
--------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,604,100  $ 1,089,100  $  2,710,800  $ 2,141,300  $ 2,259,300
Items of reconciliation:
 Principal payments on
  mortgage loans payable       606,800    1,265,000     1,085,200    1,240,500      449,200
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              171,800      217,200       374,200     (271,600)     495,000
  (Decrease) increase in
   current liabilities        (964,700)    (632,000)     (751,300)      50,600     (156,100)
--------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,418,000  $ 1,939,300  $  3,418,900  $ 3,160,800  $ 3,047,400
--------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 39,170,800  $ 1,114,200  $ 10,173,400  $  (683,000) $ 2,141,100
--------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(35,763,300) $(5,074,700) $(11,675,100) $(1,833,400) $(5,762,800)
--------------------------------------------------------------------------------------------

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

Statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1998 the Partnership, with its respective joint venture partners, has dissolved as a result of the property sale and/or disposition: 1) the 75% interest, the 25% interest and two of the 50% interests in joint ventures that had 100% interests in real property; 2) all four 50% interests in joint ventures with preferred majority interests in real property and 3) two real property investments.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                            Comparative Operating Results (a)
                            For the Years Ended December 31,
                            ----------------------------------
                               1998       1997        1996
---------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $4,174,300 $4,057,400  $ 4,275,400
---------------------------------------------------------------
Property net income         $  631,000 $  605,800  $   794,000
---------------------------------------------------------------
Average occupancy                  90%        92%          94%
---------------------------------------------------------------
PRENTICE PLAZA (50%)
---------------------------------------------------------------
Rental revenues             $1,468,600 $1,253,500  $ 1,270,700
---------------------------------------------------------------
Property net income (loss)  $  173,200 $ (114,800) $   (19,900)
---------------------------------------------------------------
Average occupancy                  96%        95%          99%
---------------------------------------------------------------
SOLD PROPERTIES (B)
---------------------------------------------------------------
Rental revenues             $2,185,800 $6,828,100  $11,055,900
---------------------------------------------------------------
Property net income         $  631,300 $  476,600  $ 1,342,700
---------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Includes the results of properties sold in 1998, 1997 and 1996. Sold Properties is comprised of the results, exclusive of the gains on sale, of 1800 Sherman Office Building ("1800 Sherman"), Meidinger Tower, Equitable of Iowa Office Building ("Equitable"), Sentry Park West Office Campus ("Sentry West") and Regency Park Shopping Center ("Regency") (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income increased by $8,559,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the 1998 gains recognized on the sales of Meidinger Tower and 1800 Sherman exceeding the 1997 gain recognized on the sale of Regency. The increase was also due to improved operating results at Prentice Plaza and an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by the 1998 absence of the operating results from the Sold Properties.

Net results, exclusive of the Sold Properties, changed from $(282,400) for the year ended December 31, 1997 to $383,600 for the year ended December 31, 1998. The change was primarily due to the increase in interest earned

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

on the Partnership's short-term investments and improved operating results at Deerfield Mall and Prentice Plaza. The increase in interest income was primarily the result of the availability of proceeds generated from the sales of Meidinger Tower and 1800 Sherman prior to distribution to Limited Partners.

The following comparative discussion excludes the operating results of the Sold Properties.

Rental revenues increased by $332,000 or 6.3% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants. The increase was also due to an increase in tenant expense reimbursements for real estate taxes at Deerfield Mall and Prentice Plaza. The increase in tenant reimbursements at Deerfield Mall was due to a 1998 adjustment of estimated 1997 billings to actual. The increase in tenant reimbursements at Prentice Plaza was due to 1997 tenant expense reimbursement income being reduced due to credits issued to tenants in 1997 for 1996 activity.

Interest expense on the Partnership's mortgage loans decreased by $47,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of principal payments made during the past 24 months on the mortgage loan collateralized by Deerfield Mall.

Repair and maintenance expenses decreased by $39,500 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. During 1998 the onsite janitor at Deerfield Mall was replaced by a contracted service provider, which reduced expense. Also contributing to the decrease was a reduction in ordinary repairs to the elevator and HVAC at Prentice Plaza.

Real estate taxes increased by $7,200 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily the result of an increase in real estate taxes at Deerfield, which was due to an increased assessment from the taxing authority. The increase was partially offset by a decrease in real estate taxes at Prentice Plaza, which was due to an overestimate of 1997 taxes payable in 1998.

Property operating expenses increased by $125,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an increase in legal fees at Deerfield Mall, which was due to an increase in tenant related issues. The increase was also due to a greater portion of leasing related expenditures at Deerfield Mall being chargeable to expense in 1998 than in 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income decreased by $1,115,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the absence of operating results from Sentry West and Equitable due to their 1996 sales. Also contributing to the decrease was diminished operating results at Deerfield Mall and Prentice Plaza and the smaller gain recorded on the 1997 property sale when compared to the 1996 property sales. Partially offsetting the decrease was improved operating results at Meidinger Tower and 1800 Sherman and an increase in interest income earned on the Partnership's short-term investments due to the proceeds from Certain of the Sold Properties being available for investment. The improved operating results at Meidinger Tower was primarily the result of the classification of Meidinger Tower as "Held of Disposition" as of October 1, 1997 which precluded the Partnership from recording provisions for deprecation or amortization on the property.

Net income, exclusive of gains on the sales and the results of operations of the Sold Properties, increased by $177,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the improved operating results at Meidinger Tower and 1800 Sherman and the increase in interest income, as previously discussed. Also contributing to the increase was a decrease in general and administrative expenses for accounting services and salaries. The increase was partially offset by diminished operating results at Deerfield Mall and Prentice Plaza.

The following comparative discussion includes only the results of the Partnership's four remaining properties as of December 31, 1997.

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

Interest expense on the Partnership's mortgage loans increased by $69,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in the average interest rate charged on the mortgage loan collateralized by Meidinger Tower. Partially offsetting the increase was the effects of principal payments made during the past 24 months on the Partnership's mortgage loans.

Depreciation and amortization expense decreased by $322,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effect of the classification of Meidinger Tower as "Held for Disposition" as of October 1, 1997.

Real estate tax expense increased by $128,900 for the year ended December 31, 1997 when compared with the year ended December 31, 1996. The increase was primarily due to a reassessment of property values at Prentice Plaza and 1800 Sherman by the taxing authorities.

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

The increase in Cash Flow (as defined in the Partnership Agreement) of $515,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to reduced scheduled principal payments on the Partnership's mortgage loans, primarily resulting from the payoff of the Meidinger Tower loan in April 1998. In addition, the increase was due to increased interest income and improved operating results at the Partnership's properties, exclusive of gains on sales, depreciation and amortization, as previously discussed.

The net increase in the Partnership's cash position of $4,825,500 for the year December 31, 1998 was primarily the result of the maturity of investments in debt securities and net cash provided by operating activities exceeding principal amortization payments and expenditures made for capital and tenant improvements and leasing costs. The proceeds received from the sales of Meidinger Tower and 1800 Sherman were used to repay mortgage debt with the remainder distributed to Limited Partners. Liquid assets of the Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $521,300 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the satisfaction of all trade liabilities in connection with the sale of 1800 Sherman. The decrease was partially offset by the increase in net income, exclusive of gains on sales, depreciation and amortization, as previously discussed.

Net cash provided by investing activities increased by $38,056,600 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the cash generated from the 1998 sales of Meidinger Tower and 1800 Sherman exceeding the cash generated by the 1997 sale of Regency. Also contributing to the increase was the maturity of investments in debt securities. Investments in debt securities are the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes and distribution to Partners. These investments were of investment-grade and matured less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1998, the Partnership spent $304,300 for these items and has budgeted to spend approximately $550,000 during 1999. Included in this budgeted amount are capital and tenant improvements and leasing costs of approximately $375,000 for Deerfield Mall and $175,000 for Prentice Plaza. The amounts budgeted to be spent at both properties relate mostly to tenant allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of any of the properties and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower. Net proceeds from this transaction were $6,190,300, which was net of closing expenses and the repayment of the mortgage loan collateralized by the property. In connection with this transaction, the Partnership distributed $6,126,500 or $6.45 per Unit on August 31,1998 to Limited Partners of record as of April 1, 1998.

On August 6, 1998, a joint venture in which the Partnership owns a 50% interest consummated the sale of 1800 Sherman. The Partnership's share of net proceeds from this transaction were $7,284,000, which was net of closing expenses. The joint venture was required to place $500,000 of the proceeds from this transaction into an interest bearing account for a nine-month period. The escrowed funds are intended to cover potential claims asserted by the purchaser arising from representations or warranties made by the joint venture. The Partnership distributed $7,171,300 or $7.55 per

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998.

The increase in net cash used for financing activities of $30,688,600 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily the result of the repayment of the mortgage loan in conjunction with the 1998 sale of Meidinger Tower exceeding the repayment of the mortgage loan in conjunction with the 1997 sale of Regency. The increase was also due to the distribution of proceeds to Limited Partners from the sales of Meidinger Tower and 1800 Sherman.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for an 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

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

Since the beginning of 1996, the Partnership has sold five of its remaining seven properties. As disclosed above, during 1998 the Partnership distributed a total of $13,297,800 of Sales Proceeds to Limited Partners. With two properties remaining in its portfolio, the Partnership believes that the cash generated by the remaining properties, deducting amounts to be utilized for building and tenant improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). In light of this, the General Partner believes that it is in the Partnership's best interest to retain Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions, with the exception of the distributions of Sales Proceeds, to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the year ended December 31, 1998, Cash Flow (as defined in the Partnership Agreement) of $1,604,100 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of December 31, 1998, for every 1% change in interest rates, the Partnership's annual interest expense would change by $47,500.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II...................................    Director
  Sheli Z. Rosenberg...................................    Director

  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova
  Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II......................President and Chief Executive Officer
  Donald J. Liebentritt...................Vice President
  Norman M. Field.........................Vice President - Finance and Treasurer

  PRESIDENT AND CEO - See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 949,843 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1998, these Affiliates were entitled to leasing, property management and supervisory fees of $189,700, of which $9,200 was due from Affiliates as of December 31, 1998. Other Affiliates of the General Partner were also entitled to $92,700 for fees, compensation and reimbursements for insurance and personnel service fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, $4,900 was due to Affiliates as of December 31, 1998.

     In addition to the principal balance, the Partnership is also obligated to an Affiliate for interest incurred on the Front-End Fees Loan. The Affiliate was entitled to $1,037,700 in interest for the year ended December 31, 1998. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions for comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.

     Pursuant to a modification of the Partnership's Front-End Fees Loan, the Partnership has the option to defer payment of interest on this loan for a 81-month period beginning April 1, 1993. All deferred amounts shall be due and payable on January 1, 2000, and shall not be subordinated to repayment to the Limited Partners of their Original Capital Contribution. As of December 31, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

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

--------  ----------------------------------------------

    by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

    In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was allocated Net Profits of $518,600 which included $508,500 of gain from the sales of Partnership properties.

    ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1998, the Partnership's 50% share of ANTEC's rent and related payments amounted to $177,800. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

    Manufactured Homes Communities, Inc. ("MHC"), a real estate investment trust which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1998, the Partnership's 50% share of MHC's rent amounted to $39,000. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1998, Rosenberg was entitled to $139,100 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1998 the Partnership owed $2,200 to Rosenberg.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

  There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER

Dated:  March 26, 1999     By:  /s/      DOUGLAS CROCKER II
        --------------          -----------------------------------------
                                         DOUGLAS CROCKER II
                                  President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  DOUGLAS CROCKER II     March 26, 1999  President, Chief Executive Officer and
--------------------------  --------------  Director of the General Partner
     DOUGLAS CROCKER II


/s/  SHELI Z. ROSENBERG     March 26, 1999  Director of the General Partner
--------------------------  --------------
     SHELI Z. ROSENBERG

/s/  DONALD J. LIEBENTRITT  March 26, 1999  Vice President
--------------------------  --------------
     DONALD J. LIEBENTRITT

/s/  NORMAN M. FIELD        March 26, 1999  Vice President - Finance and Treasurer
--------------------------  --------------
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                                   Pages
                                                                                                                 -------

Report of Independent Auditors                                                                                       A-2

Balance Sheets as of December 31, 1998 and 1997                                                                      A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1998, 1997 and 1996                                                                                   A-3

Statements of Income and Expenses for the Years Ended
  December 31, 1998, 1997 and 1996                                                                                   A-4

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                                                                   A-4

Notes to Financial Statements                                                                                 A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1998                                        A-9 and A-10

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

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreement for the sale of the Partnership's investment in Meidinger Tower filed as an exhibit to the Partnership's Report on Form 8-K dated April 14, 1998 is incorporated herein by reference.

Real Estate Sale Agreement for the sale of the Partnership's investment in 1800 Sherman Office Building filed as an exhibit to the Partnership's Report on Form 8-K dated August 21, 1998 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income and Growth Fund - Series XII
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income and Growth Fund - Series XII, A Real Estate Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income and Growth Fund - Series XII, A Real Estate Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                   1998          1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                          $  9,757,200  $ 12,034,200
 Buildings and improvements                      33,926,200    69,717,000
------------------------------------------------------------------------------
                                                 43,683,400    81,751,200
 Accumulated depreciation and amortization      (11,287,400)  (21,860,700)
------------------------------------------------------------------------------
 Total investment properties, net of
  accumulated depreciation and amortization      32,396,000    59,890,500
Cash and cash equivalents                         9,704,900     4,879,400
Investments in debt securities                                  3,948,400
Restricted cash                                                   100,000
Rents receivable                                    351,100       379,000
Escrow deposits                                     379,000       552,400
Due from Affiliates                                   2,100
Other assets (net of accumulated amortization
 on loan acquisition costs of $773,700 and
 $919,100, respectively)                            146,100       356,000
------------------------------------------------------------------------------
                                               $ 42,979,200  $ 70,105,700
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                        $ 21,387,900  $ 43,773,700
 Front-End Fees Loan payable to Affiliate        13,434,400    13,434,400
 Accounts payable and accrued expenses              459,800     1,435,200
 Due to Affiliates                                                  5,000
 Security deposits                                  152,100       231,800
 Other liabilities                                  216,800       199,000
------------------------------------------------------------------------------
                                                 35,651,000    59,079,100
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                       (1,146,000)   (1,664,600)
 Limited Partners (1,000,000 Units issued,
  949,843 Units outstanding)                      8,474,200    12,691,200
------------------------------------------------------------------------------
                                                  7,328,200    11,026,600
------------------------------------------------------------------------------
                                               $ 42,979,200  $ 70,105,700
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January
 1, 1996                               $(1,696,600) $  9,527,900  $  7,831,300
Net income for the year ended
 December 31, 1996                          21,600     2,134,000     2,155,600
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                               (1,675,000)   11,661,900     9,986,900
Net income for the year ended
 December 31, 1997                          10,400     1,029,300     1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1997                               (1,664,600)   12,691,200    11,026,600
Net income for the year ended
 December 31, 1998                         518,600     9,080,800     9,599,400
Distributions for the year ended
 December 31, 1998                                   (13,297,800)  (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1998                              $(1,146,000) $  8,474,200  $  7,328,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1998        1997        1996
-----------------------------------------------------------------------------
Income:
 Rental                                   $ 7,895,700 $12,145,300 $16,602,000
 Interest                                     773,500     452,500     320,900
 Gain on sales of property                  8,584,500     845,500     976,300
-----------------------------------------------------------------------------
                                           17,253,700  13,443,300  17,899,200
-----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                 1,037,700   1,040,900   1,016,600
 Nonaffiliates                              2,092,800   3,479,100   4,188,100
 Depreciation and amortization              1,196,000   2,159,900   2,616,700
 Property operating:
 Affiliates                                   260,100     493,900   1,134,900
 Nonaffiliates                                892,200   1,500,600   2,047,500
 Real estate taxes                          1,213,400   1,832,300   2,078,000
 Insurance--Affiliate                          59,100     102,300     155,200
 Repairs and maintenance                      752,600   1,606,400   2,280,100
 General and administrative:
 Affiliates                                    37,600      36,600      54,700
 Nonaffiliates                                112,800     151,600     171,800
-----------------------------------------------------------------------------
                                            7,654,300  12,403,600  15,743,600
-----------------------------------------------------------------------------
Net income                                $ 9,599,400 $ 1,039,700 $ 2,155,600
-----------------------------------------------------------------------------
Net income allocated to General Partner   $   518,600 $    10,400 $    21,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners  $ 9,080,800 $ 1,029,300 $ 2,134,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (949,843 Units Outstanding)     $      9.56 $      1.08 $      2.25
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                           1998         1997          1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  9,599,400  $ 1,039,700  $  2,155,600
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization            1,196,000    2,159,900     2,616,700
 Gain on sales of property               (8,584,500)    (845,500)     (976,300)
 Changes in assets and liabilities:
  Decrease in rents receivable               27,900      170,700        13,600
  Decrease in other assets                  143,900       46,500       360,600
  (Decrease) in accounts payable and
   accrued expenses                        (975,400)    (504,600)     (748,100)
  (Decrease) increase in due to
   Affiliates                                (7,100)    (181,900)        7,500
  Increase (decrease) in other
   liabilities                               17,800       54,500       (10,700)
-------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            1,418,000    1,939,300     3,418,900
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                             (304,300)    (362,600)     (899,500)
 Decrease (increase) in investments
  in debt securities                      3,948,400   (3,452,100)     (496,300)
 Proceeds from the sales of property     35,253,300    4,733,700    12,189,100
 Decrease in restricted cash                100,000
 Decrease (increase) in escrow
  deposits                                  173,400      195,200      (619,900)
-------------------------------------------------------------------------------
   Net cash provided by investing
    activities                           39,170,800    1,114,200    10,173,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (606,800)  (1,265,000)   (1,085,200)
 Repayment of mortgage loans payable    (21,779,000)  (3,819,700)  (10,461,700)
 Distributions to Partners              (13,297,800)
 Loan costs incurred                                                   (28,500)
 (Decrease) increase in security
  deposits                                  (79,700)      10,000       (99,700)
-------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (35,763,300)  (5,074,700)  (11,675,100)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                         4,825,500   (2,021,200)    1,917,200
Cash and cash equivalents at the
 beginning of the year                    4,879,400    6,900,600     4,983,400
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  9,704,900  $ 4,879,400  $  6,900,600
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year to
  Affiliates                           $  1,037,700  $ 1,128,400  $  1,016,600
-------------------------------------------------------------------------------
 Interest paid during the year to
  nonaffiliates                        $  2,252,200  $ 3,584,600  $  4,265,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has one tenant who occupies 15% of the Partnership's rentable space.

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

The financial statements include the Partnership's 50% interest in three joint ventures and its 25% interest in another joint venture with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were formed for the purpose of each acquiring a 100% interest in certain real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements. With the exception of one 50% joint venture, the properties in all joint ventures have been sold and the joint ventures dissolved.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. These securities generally mature less than one year from their date purchase.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, restricted cash, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1998, 1997 and 1996, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was allocated a Net Profit of $518,600 which included a net gain of $508,500 from the sale of Partnership properties. For the year ended December 31, 1997, the General Partner was allocated a Net Profit of $10,400, which included a net gain of $8,500 from the sale of a Partnership property. For the year ended December 31, 1996, the General Partner was allocated a Net Profit of $21,600, which included a gain of $9,800 from the sale of two Partnership properties.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates were as follows:

                                     For the Years Ended December 31,
                         ----------------------------------------------------------
                                1998                1997               1996
                         ------------------  ------------------ -------------------
                            Paid    Payable     Paid    Payable    Paid    Payable
-----------------------------------------------------------------------------------
Property management and
 leasing fees            $  202,500 $(9,200) $  511,300 $3,600  $1,006,800 $ 32,000
Interest expense on
 Front-End Fees Loan
 (Note 3)                 1,037,700    None   1,128,400   None   1,021,300   87,500
Reimbursement of
 property insurance
 premiums                    59,100    None     102,300   None     155,200     None
Legal                       136,900   2,200      86,200   None     132,600   63,100
Reimbursement of
 expenses, at cost:
 --Accounting                19,400   3,100      24,100  1,100      47,000    3,700
 --Investor
  communication              10,700   1,800       9,800    300      15,500      600
 --Other                       None    None        None   None         300     None
-----------------------------------------------------------------------------------
                         $1,466,300 $(2,100) $1,862,100 $5,000  $2,378,700 $186,900
-----------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1998, 1997 and 1996 the Partnership's 50% share of ANTEC's rent and reimbursement of expenses amounted to $177,800, $137,000 and $293,400, respectively. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC") a real estate investment trust, which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1998, 1997 and 1996 the Partnership's 50% share of MHC's rent amounted to $39,000, $21,800 and $29,800, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner and a third-party property management group for a fee equal to 3% of gross rents received by the properties. The Affiliate and third-party property management groups are entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to third parties.

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

As of December 31, 1998, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement, which is the full amount available pursuant to the loan's terms. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1998 was 7.72%. As of December 31, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for an 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1998, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1998 and 1997, consisted of the following loans which are non-recourse:

                       Principal Balance at   Average                          Estimated
Property Pledged as   ----------------------- Interest   Maturity  Periodic     Balloon
Collateral             12/31/98    12/31/97     Rate       Date   Payment (b) Payment (c)
-----------------------------------------------------------------------------------------
Deerfield Mall        $16,633,500 $17,196,600  7.60%       3/1/01  $154,257   $15,256,700
Prentice Plaza (50%)    4,754,400   4,798,100  7.50%(a)  12/19/00       (d)   $ 4,655,200
Meidinger Tower               (e)  21,779,000
-----------------------------------------------------------------------------------------
                      $21,387,900 $43,773,700
-----------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1998. Interest rates are subject to change in accordance with the provisions of the loan agreement for Prentice Plaza. As of December 31, 1998, the interest rate on the loan collateralized by Prentice Plaza was 7.43%.
(b) Represents level monthly principal and interest payments.
(c) These repayments may require either sale or refinancing of the respective property.
(d) In addition to monthly interest, monthly principal payments of $3,960 and $4,305 are required beginning on January 1, 1999 and 2000, respectively.
(e) The Partnership, repaid the mortgage collateralized by Meidinger Tower with a portion of the proceeds generated from its sale (see Note 7 for additional information).

Principal amortization of mortgage loans payable for the duration of the loans as of December 31, 1998 was as follows:

                   1999      654,900
                   2000    5,362,200
                   2001   15,370,800
                            --------
                         $21,387,900
                            --------

5. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1998 was as follows:

                   1999        $ 4,184,900
                   2000          3,742,200
                   2001          3,351,900
                   2002          3,010,100
                   2003          2,720,500
                   Thereafter   14,000,600
                            --------------
                               $31,010,200
                            --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $33,200, $29,400 and $147,400, respectively.

6. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For federal income tax reporting purposes, the Partnership reported a (loss) of $(6,489,100) for the year ended December 31, 1998. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1998 was $52,483,400.

7. PROPERTY SALES:

On August 6, 1998, a joint venture in which the Partnership owned a 50% interest, consummated the sale of 1800 Sherman Office Building for a sale price of $15,050,000. The Partnership's share of net proceeds from this transaction was $7,284,000, which was net of closing expenses. The Partnership recorded a gain of $1,626,900 for the year ended December 31, 1998 and distributed $7,171,300 or $7.55 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this sale in an interest bearing escrow account for a nine-month period. The funds placed into escrow are intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. For income tax reporting purposes, the Partnership reported a gain of $216,700 for the year ended December 31, 1998.

On April 1, 1998, the Partnership consummated the sale of Meidinger Tower for a sale price of $28,450,000. Net proceeds from this transaction amounted to $6,190,300, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $6,957,600 for the year ended December 31, 1998 and distributed $6,126,500 or $6.45 per Unit on August 31, 1998 to Limited Partners of record as of April 1, 1998. For income tax reporting purposes the Partnership reported a (loss) of $(7,134,000) for the year ended December 31, 1998.

On June 16, 1997, the joint venture in which the Partnership owned a 25% interest, completed the sale of Regency, for a sale price of $19,325,000. The Partnership's share of proceeds from this transaction was $867,900, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $799,400 in connection with this sale. Net proceeds received from this transaction were retained to supplement working capital reserves. For income tax reporting purposes the Partnership reported a (loss) of $(2,308,900) for the year ended December 31, 1997.

On October 16, 1996, the Partnership consummated the sale of Equitable for a price of $7,000,000. Proceeds from this transaction approximated $520,000, which was net of selling expenses and the repayment of the mortgage loan collateralized by Equitable. During 1996, the Partnership recorded a net gain of $160,200 for financial statement purposes in connection with this sale. For income tax reporting purposes, the Partnership reported a (loss) of $(7,742,500) for the year ended December 31, 1996 in connection with this sale. For the year ended December 31, 1997, the Partnership recorded a gain of $46,100 for financial statement reporting purposes in connection with an overaccrual of legal fees.

On August 28, 1996, the joint venture, which owned Sentry West, consummated the sale of Sentry West for a sale price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of selling expenses and the repayment of the mortgage loan on Sentry West was approximately $894,000 and was retained to supplement working capital. The net gain reported by the Partnership for financial statement purposes was $816,100. For income tax purposes, the Partnership reported a (loss) of $(4,762,500) for the year ended December 31, 1996 in connection with this sale.

All of the above sales, with the exception of post sale matters, were all-cash transactions, with no further involvement on the part of the Partnership.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998



   Column A                Column B             Column C                    Column D
---------------           -----------   -------------------------     -------------------------


                                               Initial cost              Costs capitalized
                                              to Partnership          subsequent to acquisition
                                        -------------------------     -------------------------
                                                       Buildings
                                                          and
                            Encum-                      Improve-       Improve-      Carrying
  Description               brances        Land          ments           ments       Costs (1)
---------------           ------------  -----------   -----------     -----------   -----------
Office Building:
---------------
Prentice Plaza
  (Englewood, CO)
  (50% Interest)             4,754,400    1,139,600     7,390,200       1,439,500        40,800

Shopping Center:
---------------
Deerfield Mall
  (Deerfield
    Beach, FL)
  (100% interest)           16,633,500    9,607,900    30,996,300       1,676,200       192,900
                           -----------  -----------   -----------      ----------      --------

                           $21,387,900  $10,747,500   $38,386,500      $3,115,700      $233,700
                           ===========  ===========   ===========      ==========      ========



                                          Column E                      Column F      Column G   Column H     Column I
                           ---------------------------------------     ----------     ---------  --------   ------------
                                                                                                              Life on
                                     Gross amount at which                                                     which
                                  carried at close of period                                                  deprecia-
                           ---------------------------------------                                          tion in lat-
                                         Buildings                      Accumu-                              est income
                                           and                           lated         Date of               statements
                                         Improve-                      Deprecia-      construc-    Date        is com-
                               Land        ments      Total (2)(3)      tion (2)        tion     Acquired       puted
                           -----------  -----------   ------------     ----------     ---------  --------   ------------

Office Building:
---------------
Prentice Plaza
  (Englewood, CO)                                                                                              35 (5)
  (50% Interest)             1,139,600    8,870,500    10,010,100       3,730,200       1985    Mar. 1988     2-10 (6)

Shopping Center:
---------------
Deerfield Mall
  (Deerfield
    Beach, FL)                                                                                                  35 (5)
  (100% interest)            8,617,500   25,055,800    33,673,300 (4)   7,557,200       1987     Jan. 1989     1-5 (6)
                           -----------  -----------   -----------     -----------

                           $ 9,757,100  $33,926,300   $43,683,400     $11,287,400
                           ===========  ===========   ===========     ===========


                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                             NOTES TO SCHEDULE III

Note 1.   Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2.   The following is a reconciliation of activity in columns E and F.

                                                     For the years ended December 31,
                   ------------------------------------------------------------------------------------------------
                                1998                             1997                            1996
                   -----------------------------     ----------------------------    ------------------------------
                                    Accumulated                      Accumulated                       Accumulated
                       Cost         Depreciation         Cost        Depreciation        Cost          Depreciation
                   ------------     ------------     ------------    ------------    ------------      ------------
Balance
  at the
  beginning
  of the year      $ 81,751,200     $ 21,860,700     $86,582,300     $21,081,700     $104,005,500      $25,675,600

Additions
  during
  the year:

Improvements            304,300                          362,600                          899,500

Provisions for
  depreciation                         1,140,700                       2,097,000                         2,616,700

Deductions
  during the
  year:

Cost of real
  estate
  disposed          (38,372,100)                      (5,193,700)                     (18,322,700)

Accumulated
  depreciation
  on real
  estate
  disposed                           (11,714,000)                     (1,318,000)                       (7,210,600)
                   ------------      -----------     -----------     -----------      -----------      -----------
Balance at
  the end of
  the year         $ 43,683,400     $ 11,287,400     $81,751,200     $21,860,700      $86,582,300      $21,081,700
                   ============     ============     ===========     ===========      ===========      ===========

Note 3.   The aggregate cost for federal income tax purposes as of December 31,
           1998 was $52,843,400
Note 4.   Includes provisions for value impairment cumulatively totalling
           $8,800,000 for Deerfield Mall.
Note 5.   Estimated useful life for building in years.
Note 6.   Estimated useful life for improvements in years.