Form 10-Q
period 1999-03-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1999-05-12
CIK 811117

                                UNITED STATES
                      SECURICTIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                             March 31, 1999
                                       ----------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                        to
                                       -------------------  --------------------

 Commission File Number                                 0-16888
                                       -----------------------------------------


               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3498223
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------      ----------------
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 9,757,200  $ 9,757,200
 Buildings and improvements                           33,935,000   33,926,200
------------------------------------------------------------------------------
                                                      43,692,200   43,683,400
Accumulated depreciation and amortization            (11,527,200) (11,287,400)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       32,165,000   32,396,000
Cash and cash equivalents                              6,326,400    9,704,900
Investments in debt securities                         3,684,500
Rents receivable                                          33,800      351,100
Escrow deposits                                          578,800      379,000
Due from Affiliates                                       22,300        2,100
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $787,600 and
 $773,700, respectively)                                 115,500      146,100
------------------------------------------------------------------------------
                                                     $42,926,300  $42,979,200
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $21,231,900  $21,387,900
 Front-End Fees Loan payable to Affiliate             13,434,400   13,434,400
 Accounts payable and accrued expenses                   557,600      459,800
 Security deposits                                       151,700      152,100
 Other liabilities                                        98,100      216,800
------------------------------------------------------------------------------
                                                      35,473,700   35,651,000
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (1,144,800)  (1,146,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                   8,597,400    8,474,200
------------------------------------------------------------------------------
                                                       7,452,600    7,328,200
------------------------------------------------------------------------------
                                                     $42,926,300  $42,979,200
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                    $(1,664,600) $12,691,200  $11,026,600
Net income for the year ended
 December 31, 1998                           518,600    9,080,800    9,599,400
Distributions for the year ended
 December 31, 1998                                    (13,297,800) (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1998                        (1,146,000)   8,474,200    7,328,200
Net income for the quarter ended
 March 31, 1999                                1,200      123,200      124,400
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1999                                    $(1,144,800) $ 8,597,400  $ 7,452,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,510,100 $3,042,600
 Interest                                             114,700    113,900
------------------------------------------------------------------------
                                                    1,624,800  3,156,500
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          234,700    261,100
  Nonaffiliates                                       398,500    864,900
 Depreciation and amortization                        253,700    327,500
 Property operating:
  Affiliates                                           19,600    118,300
  Nonaffiliates                                       164,600    396,000
 Real estate taxes                                    265,500    496,100
 Insurance--Affiliate                                  12,400     24,100
 Repairs and maintenance                              109,900    380,400
 General and administrative:
  Affiliates                                           21,300     10,900
  Nonaffiliates                                        20,200     33,800
------------------------------------------------------------------------
                                                    1,500,400  2,913,100
------------------------------------------------------------------------
Net income                                         $  124,400 $  243,400
------------------------------------------------------------------------
Net income allocated to General Partner            $    1,200 $    2,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  123,200 $  241,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     0.13 $     0.25
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1999         1998
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $   124,400  $   243,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         253,700      327,500
  Changes in assets and liabilities:
   Decrease in rents receivable                         317,300       73,700
   Decrease in other assets                              16,700       26,900
   (Increase) in due from Affiliates                    (20,200)
   Increase (decrease) in accounts payable and
    accrued expenses                                     97,800     (109,300)
   Increase in due to Affiliates                                      18,700
   (Decrease) in other liabilities                     (118,700)    (199,000)
-----------------------------------------------------------------------------
    Net cash provided by operating activities           671,000      381,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (8,800)     (43,600)
 (Increase) in investments in debt securities, net   (3,684,500)  (2,437,800)
 (Increase) in escrow deposits                         (199,800)    (175,700)
-----------------------------------------------------------------------------
    Net cash (used for) investing activities         (3,893,100)  (2,657,100)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable          (156,000)    (147,200)
 (Decrease) increase in security deposits                  (400)      13,700
-----------------------------------------------------------------------------
    Net cash (used for) financing activities           (156,400)    (133,500)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (3,378,500)  (2,408,700)
Cash and cash equivalents at the beginning of the
 period                                               9,704,900    4,879,400
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $ 6,326,400  $ 2,470,700
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period   $   403,400  $   865,600
-----------------------------------------------------------------------------
 Interest paid to Affiliates during the period      $   234,700  $   261,100
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated Partnership's, which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital (deficit) is included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate it remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The Partnership has one tenant who occupies 15% of the Partnership's rentable space.

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

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

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

Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements. These reclassifications had no effect on net income or Partners' capital (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the three months ended March 31, 1999 and 1998, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1999 and 1998, the General Partner was allocated Net Profits of $1,400 and $2,400, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1999 were as follows:

                                                             Payable
                                                    Paid   (Receivabie)
-----------------------------------------------------------------------
Property management and leasing fees              $ 28,500   $(24,300)
Interest expense on Front-End Fees Loan (Note 3)   234,700       None
Reimbursement of property insurance premiums        12,400       None
Legal                                               21,900       None
Reimbursement of expenses, at cost:
 --Accounting                                        5,500      1,200
 --Investor communication                            4,200        800
-----------------------------------------------------------------------
                                                  $307,200   $(22,300)
-----------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1999, ANTEC paid $118,900 in base rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the three months ended March 31, 1999, MHC paid $24,700 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

As of March 31, 1999, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the three months ended March 31, 1999 was 6.99%. For April 1999, the interest rate was 6.94%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for an 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subject to the Subordination. As of March 31, 1999, the Partnership had not exercised its option to defer the payment of interest on this loan.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership:

                       Partnership's Share of
                        Principal Balance at   Average
 Property Pledged as   ----------------------- Interest    Maturity
      Collateral         3/31/99    12/31/98     Rate        Date
--------------------------------------------------------------------
 Deerfield Mall         16,485,900  16,633,500  7.60%       3/1/2001
 Prentice Plaza (50%)    4,746,000   4,754,400  6.97%(a)  12/19/2000
--------------------------------------------------------------------
                       $21,231,900 $21,387,900
--------------------------------------------------------------------

(a) The average interest rate represents an average for the three months ended March 31, 1999. Interest rates are subject to change in accordance with the provisions of the loan agreement for Prentice Plaza. For the month of April 1999, the interest rate was 6.69%.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                           Comparative
                      Operating Results (a)
                        For the Quarters
                              Ended
                       3/31/99    3/31/98
-------------------------------------------
DEERFIELD MALL
Rental revenues       $1,135,400 $1,086,700
-------------------------------------------
Property net income   $  246,300 $  222,700
-------------------------------------------
Average occupancy            91%        89%
-------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues       $  374,600 $  349,700
-------------------------------------------
Property net income   $   39,600 $   12,200
-------------------------------------------
Average occupancy            95%        93%
-------------------------------------------
SOLD PROPERTIES (B)
Rental revenues                  $1,614,300
-------------------------------------------
Property net income              $  208,500
-------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Sold Properties is comprised of the results of Meidinger Tower and 1800 Sherman Office Building ("1800 Sherman"), which were both sold in 1998.

Net income for the Partnership decreased by $119,000 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily the result of the absence of operating results in 1999 from the Sold Properties due to their 1998 sales. The decrease was partially offset by improved operating results at Deerfield Mall and Prentice Plaza.

Net income, exclusive of Sold Properties, increased by $107,000 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to the improved operating results at Deerfield Mall and Prentice Plaza. Also contributing to the increase was a decrease in interest paid on the Front-End Fees Loan, which was due to a decrease in the average interest rate.

The following comparative discussion excludes the operating results of Sold Properties.

Rental revenues increased by $73,600 or 5.1% for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in base rental income at Prentice Plaza and Deerfield Mall which was due to an increase in rates charged to new and renewing tenants together with an increase in the average occupancy rates.

Interest expense on the Partnership's mortgage loans decreased by $16,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to the effects of principal payments made on the Partnership's mortgage loans during the past 15 months.

Real estate tax expense increased by $20,800 for the three-month periods under comparison. The increase was primarily due to an increase in the projected 1999 tax liability at Deerfield Mall.

Property operating expenses increased by $28,500 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in management fees at Deerfield Mall due to the increase in rental revenues. The increase was also due to an increase in utility expenses at Prentice Plaza.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Quarters Ended
                                                       3/31/99      3/31/98
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   222,100  $   423,700
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                156,000      147,200
 Decrease in current assets                              313,800      100,600
 (Decrease) in current liabilities                       (20,900)    (289,600)
------------------------------------------------------------------------------
Net cash provided by operating activities            $   671,000  $   381,900
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,893,100) $(2,657,100)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $  (156,400) $  (133,500)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $201,600 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to an absence of operating results during 1999 resulting from the 1998 sales of the Sold Properties. The decrease was partially offset by the increase in operating results, exclusive of Sold Properties, depreciation and amortization.

The decrease in the Partnership's cash position of $3,378,500 for the three months ended March 31, 1999 was primarily the result of the Partnership using its cash reserves to make investments in debt securities. Net cash provided by operating activities exceeded cash used for escrow deposits, principal payments made on Partnership's mortgage loans and expenditures for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds for the Partnership. Net cash provided by operating activities increased by $289,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to the timing in 1998 and 1999 of the receipt of rental payments at Deerfield and the timing of 1998 payments of certain expenses at 1800 Sherman.

Net cash used for investing activities increased by $1,236,000 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in investments in debt securities during the three months ended March 31, 1999 as compared to the increase during the comparable period of 1998. The increase in investments in debt securities is the result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1999, the Partnership spent $8,800 for these items and has projected to spend approximately $500,000 during the remainder of 1999. Included in this projected amount are capital and tenant improvements and leasing costs of approximately $325,000 at Deerfield Mall and $175,000 at Prentice Plaza. The amounts projected to be spent at both properties relate mostly to tenant allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of March 31, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by $47,500. Due to the timing and liquid nature of its investments in debt securities, the Partnership believes that it does not have material risk.

Net cash used for financing activities increased by $22,900 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The change was primarily due to a net increase in the amount of security deposits held by the Partnership during the comparable periods.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for an 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of March 31, 1999, the Partnership had not exercised its option to defer the payment of interest on this loan.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a wide variety of problems including

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life safety systems.

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

Since the beginning of 1996, the Partnership has sold five of its remaining seven properties. As disclosed in the Partnership's 1998 Annual Report, during 1998 the Partnership distributed a total of $13,297,800 of Sales Proceeds to Limited Partners. With two properties remaining in its portfolio, the Partnership believes that the cash generated by the remaining properties, deducting amounts to be utilized for building and tenant improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). In light of this, the General Partner believes that it is in the Partnership's best interest to retain Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions of Cash Flow (as defined in the Partnership Agreement) to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the three months March 31, 1999, Cash Flow (as defined in the Partnership Agreement) of $222,100 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 13, 1999      By:  /s/  DOUGLAS CROCKER II
       ------------           ------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 13, 1999      By: /s/     NORMAN M. FIELD
       ------------          -------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer