Form 10-Q
period 1999-06-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1999-08-13
CIK 811117

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   June 30, 1999
                          ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                    ------------------    --------------------

    Commission File Number                           0-16888
                                    ------------------------------------------



               First Capital Income and Growth Fund - Series XII
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Illinois                                              36-3498223
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
----------------------------------------------------------   -----------------
(Address of principal executive offices)                         (Zip Code)


                                (312) 207-0020
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 8, 1987, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 9,757,200  $ 9,757,200
 Buildings and improvements                           33,956,300   33,926,200
------------------------------------------------------------------------------
                                                      43,713,500   43,683,400
 Accumulated depreciation and amortization           (11,764,300) (11,287,400)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       31,949,200   32,396,000
Cash and cash equivalents                              1,970,200    9,704,900
Investments in debt securities                         8,280,300
Rents receivable                                         131,200      351,100
Escrow deposits                                          518,200      379,000
Due from Affiliates, net                                                2,100
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $801,400 and
 $773,700, respectively)                                 103,500      146,100
------------------------------------------------------------------------------
                                                     $42,952,600  $42,979,200
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $21,062,200  $21,387,900
 Front-End Fees Loan payable to Affiliate             13,434,400   13,434,400
 Accounts payable and accrued expenses                   601,700      459,800
 Due to Affiliates, net                                  145,100
 Security deposits                                       148,000      152,100
 Other liabilities                                        95,500      216,800
------------------------------------------------------------------------------
                                                      35,486,900   35,651,000
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (1,144,600)  (1,146,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                   8,610,300    8,474,200
------------------------------------------------------------------------------
                                                       7,465,700    7,328,200
------------------------------------------------------------------------------
                                                     $42,952,600  $42,979,200
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                    $(1,664,600) $12,691,200  $11,026,600
Net income for the year ended December
 31, 1998                                    518,600    9,080,800    9,599,400
Distributions for the year ended
 December 31, 1998                                    (13,297,800) (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1998                                 (1,146,000)   8,474,200    7,328,200
Net income for the six months ended
 June 30, 1999                                 1,400      136,100      137,500
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1999                           $(1,144,600) $ 8,610,300  $ 7,465,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,407,200 $1,844,200
 Interest                                             112,600    213,800
 Gain on sale of property                                      6,943,900
------------------------------------------------------------------------
                                                    1,519,800  9,001,900
------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                                          235,300    259,700
  Nonaffiliates                                       396,700    411,400
 Depreciation and amortization                        250,900    327,300
 Property operating:
  Affiliates                                           29,200     49,500
  Nonaffiliates                                       151,600    174,800
 Real estate taxes                                    272,800    346,400
 Insurance--Affiliate                                  12,500     13,700
 Repairs and maintenance                              122,000    143,300
 General and administrative:
  Affiliates                                            6,700      6,600
  Nonaffiliates                                        29,000     33,300
------------------------------------------------------------------------
                                                    1,506,700  1,766,000
------------------------------------------------------------------------
Net income                                         $   13,100 $7,235,900
------------------------------------------------------------------------
Net income allocated to General Partner            $      200 $   72,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $   12,900 $7,163,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     0.01 $     7.54
------------------------------------------------------------------------

STATEMENT OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $2,917,300 $4,886,800
 Interest                                             227,300    327,700
 Gain on sale of property                                      6,943,900
------------------------------------------------------------------------
                                                    3,144,600 12,158,400
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          470,000    520,800
  Nonaffiliates                                       795,200  1,276,300
 Depreciation and amortization                        504,600    654,800
 Property operating:
  Affiliates                                           48,800    167,800
  Nonaffiliates                                       316,200    570,800
 Real estate taxes                                    538,300    842,500
 Insurance--Affiliate                                  24,900     37,800
 Repairs and maintenance                              231,900    523,700
 General and administrative:
  Affiliates                                           28,000     17,500
  Nonaffiliates                                        49,200     67,100
------------------------------------------------------------------------
                                                    3,007,100  4,679,100
------------------------------------------------------------------------
Net income                                         $  137,500 $7,479,300
------------------------------------------------------------------------
Net income allocated to General Partner            $    1,400 $   74,800
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  136,100 $7,404,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     0.14 $     7.80
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1999        1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $  137,500  $ 7,479,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             504,600      654,800
  (Gain) on sale of property                                          (6,943,900)
  Changes in assets and liabilities:
  Decrease in rents receivable                              219,900      186,100
  Decrease in other assets                                   14,900      107,900
  Increase (decrease) in accounts payable and accrued
   expenses                                                 141,900     (173,200)
  Increase in due to Affiliates                             147,200       13,900
  (Decrease) in other liabilities                          (121,300)    (199,000)
---------------------------------------------------------------------------------
   Net cash provided by operating activities              1,044,700    1,125,900
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                       27,955,500
 Payments for capital and tenant improvements               (30,100)    (166,200)
 (Increase) in investments in debt securities, net       (8,280,300)  (2,955,800)
 (Increase) decrease in escrow deposits                    (139,200)      69,800
 Decrease in restricted cash                                             100,000
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities  (8,449,600)  25,003,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable              (325,700)    (298,900)
 Repayment of mortgage loan payable                                  (21,779,000)
 (Decrease) in security deposits                             (4,100)     (49,400)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities                (329,800) (22,127,300)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (7,734,700)   4,001,900
Cash and cash equivalents at the beginning of the
 period                                                   9,704,900    4,879,400
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $1,970,200  $ 8,881,300
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period            $  312,400  $   520,800
---------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period        $  824,500  $ 1,277,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships, which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures until their respective sale dates were operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as Held for Disposition, no further depreciation and amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

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

Investments in debt securities are comprised of obligations of the United States government and corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost bases in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and six months ended June 30, 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1999, the General Partner was allocated a Net Profit of $200 and $1,400, respectively.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                 Paid
                           -----------------
                                      Six    (Receivable)
                           Quarter   Months    Payable
---------------------------------------------------------
Property management and
 leasing fees              $ 23,300 $ 51,800   $(16,200)
Interest expense on
 Front-End Fees Loan
 (Note 3)                    77,700  312,400    157,600
Reimbursement of property
 insurance premiums          12,500   24,900       None
Legal                        23,800   45,700       None
Reimbursement of
 expenses, at cost:
 --Accounting                 2,400    7,900      2,200
 --Investor communication     2,400    6,600      1,500
---------------------------------------------------------
                           $142,100 $449,300   $145,100
---------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1999, ANTEC paid $78,800 and $197,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1999, MHC paid $19,400 and $44,100, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

As of June 30, 1999, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the six months ended June 30, 1999 was 7.00%. For July 1999, the interest rate was 7.18%.

Pursuant to a modification to this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subject to the Subordination.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership:

                          Partnership's Share of
                           Principal Balance at   Average
  Property Pledged as     ----------------------- Interest  Maturity
       Collateral           6/30/99    12/31/98   Rate (a)    Date
---------------------------------------------------------------------
Deerfield Mall            $16,335,500 $16,633,500  7.60%     3/1/2001
Prentice Plaza (50%) (b)    4,726,700   4,754,400  7.00%   12/19/2000
---------------------------------------------------------------------
                          $21,062,200 $21,387,900
---------------------------------------------------------------------

(a) The average interest rate represents an average for the six months ended June 30, 1999. Interest rates are subject to change in accordance with the provisions of the note for Prentice Plaza. For July 1999, the interest rate on the loan collateralized by Prentice Plaza was 7.79%.
(b) On July 12, 1999, the Partnership, repaid the mortgage collateralized by Prentice Plaza with a portion of the proceeds generated from its sale. For further information regarding the sale, see Note 5.

For additional information regarding the mortgage loans payable, see note 4 to the financial statements in the Partnership's Annual Report for the year ended December 31, 1998.

5. SUBSEQUENT EVENT:

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Prentice Plaza for a sale price of $22,100,000. Net Proceeds from this transaction amounted to $6,175,000, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership will record a gain of approximately $4,600,000 for the nine months ended September 30, 1999, and intends to distribute $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999 from this transaction.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                            ---------------------------------------------
                              For the Quarters      For the Six Months
                                    Ended                  Ended
                            ---------------------- ----------------------
                             6/30/99     6/30/98    6/30/99     6/30/98
-------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,046,800  $1,011,100 $2,182,200  $2,097,800
-------------------------------------------------------------------------
Property net income         $  180,500  $  145,000 $  427,200  $  367,700
-------------------------------------------------------------------------
Average occupancy                  91%         90%        91%         90%
-------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  382,600  $  382,500 $  757,200  $  732,200
-------------------------------------------------------------------------
Property net income         $   12,600  $   72,900 $   52,200  $   85,100
-------------------------------------------------------------------------
Average occupancy                  88%         94%        91%         94%
-------------------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $  (22,100) $  450,700 $  (22,100) $2,065,000
-------------------------------------------------------------------------
Property net income (loss)  $  (21,900) $  159,800 $  (21,900) $  368,300
-------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to Properties sold by the Partnership prior to the periods under comparison.
(b) Sold Properties is comprised of the operating results of Meidinger Tower (sold April 1998) and 1800 Sherman Office Building ("1800 Sherman") (sold August 1998). Meidinger Tower and 1800 Sherman are collectively referred to hereafter as the Sold Properties.

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and six months ended June 30, 1999 and 1998.

Net income decreased by $7,222,800 and $7,341,800 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were primarily due to the gain recorded during 1998 on the sale of Meidinger Tower. The decreases were also due to the absence of 1999 operating results from the Sold Properties due to their 1998 sales.

Net income, exclusive of Sold Properties, decreased by $97,200 and $7,700 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to reduced availability of investable cash resulting from the August 1998 distribution of the proceeds from the sale of Meidinger Tower. The decreases were also due to diminished operating results at Prentice Plaza. The decreases were partially offset by improved operating results at Deerfield Mall and reduced interest expense on the Front-End Fees Loan.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $35,800 or 2.6% and $109,400 or 3.9% for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to increases at Deerfield Mall and Prentice Plaza in the rates charged to new and renewing tenants. The increases were also due to an increase in tenant reimbursements for real estate taxes at Deerfield Mall. The increases were partially offset by a decline in average occupancy at Prentice Plaza.

Real estate tax expense increased by $53,200 and $74,000 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to increases in the projected 1999 tax liabilities at Deerfield Mall and Prentice Plaza.

Interest expense on the Partnership's mortgage loans decreased by $14,700 and $31,100 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decrease was primarily due to the effects of principal payments made during the past 18 months on the mortgage loan collateralized by Deerfield Mall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Property operating expense increased by $27,700 for the six-month periods under comparison. The increase was primarily due to an increase in utility costs at Prentice Plaza. The increase was also due to an increase in security costs at Deerfield Mall and Prentice Plaza. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

Repair and maintenance expenses increased by $31,500 and $31,600 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to an increase in landscaping costs at Deerfield Mall. The increases were also due to an increase in cleaning costs at Prentice Plaza.

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

                                                            Comparative
                                                       Cash Flow Results For
                                                        the Six Months Ended
                                                      -------------------------
                                                        6/30/99      6/30/98
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   316,400  $    891,300
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 325,700       298,900
 Decrease in current assets                               234,800       294,000
 Increase (decrease) in current liabilities               167,800      (358,300)
--------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,044,700  $  1,125,900
--------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(8,449,600) $ 25,003,300
--------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (329,800) $(22,127,300)
--------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $574,900 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to the absence of operating results during 1999 resulting primarily from the 1998 sales of the Sold Properties.

The net decrease in the Partnership's cash of $7,734,700 for the six months ended June 30, 1999 was primarily the result of a net increase in investments in debt securities. Net cash provided by operating activities exceeded regularly scheduled principal payments and escrow deposits made on the Partnership's mortgage loans payable and expenditures made for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $81,200 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily the result of the 1999 absence of results generated by the Sold Properties. The decrease was partially offset by the timing of the payment of trade payables.

Net cash provided by (used for) investing activities changed from $25,003,300 for the six months ended June 30, 1998 to $(8,449,600) for the six months ended June 30, 1999. The change was primarily due to the 1998 receipt of proceeds from the sale of Meidinger Tower. The change was also due to an increase in the amount of investments in debt securities during the period. Investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1999, the Partnership spent $30,100 for these items and has projected to spend approximately $450,000 during the remainder of 1999. Included in this projected amount are capital and tenant improvements and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

leasing costs of approximately $325,000 for Deerfield Mall and $125,000 for Prentice Plaza. The amounts projected to be spent relate predominately to tenant improvement allowances and improvements. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, the potential sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On July 12, 1999 a joint venture in which the Partnership has a 50% interest consummated the sale of Prentice Plaza. The Partnership's share of net proceeds from this transaction were approximately $6,175,000, which was net of actual and estimated closing costs and the repayment of the mortgage collateralizing the Property. The Partnership intends to distribute $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

With the exception of variable rate debt, the Partnership has no financial instruments for which there is significant market risk. Based on variable rate outstanding as of June 30, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by 181,600. Due to the timing and liquid nature of the Partnership's investments in debt securities, the Partnership believes that it does not have material risk.

The decrease in net cash used for financing activities of $21,797,500 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily the result of the 1998 repayment of a mortgage loan in conjunction with the sale of Meidinger Tower.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment to Limited Partners of their Original Capital Contributions.

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

The Partnership has not formulated a written contingency plan, however, the General Partner believes that based on the size of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, government agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

Since the beginning of 1996, the Partnership has sold six of its remaining seven properties. As disclosed in the Partnership's 1998 Annual Report, during 1998 the Partnership distributed a total of $13,297,800 of Sales Proceeds to Limited Partners. In addition, the Partnership intends to distribute $6,174,000 of Prentice Plaza Sale Proceeds to Limited Partners on November 30, 1999. With one property remaining in its portfolio, the Partnership believes that the cash generated by Deerfield Mall, deducting amounts to be utilized for building and tenant improvements and principal payments on the loan, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). In light of this, the General Partner believes that it is in the Partnership's best interest to retain Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions of Cash Flow (as defined in the Partnership Agreement) to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the six months ended June 30, 1999, Cash Flow (as defined in the Partnership Agreement) of $316,400 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         A report filed on July 27, 1999 on Form 8-K reporting the sale of Prentice Plaza.

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


Date:  August 13, 1999        By:  /s/  DOUGLAS CROCKER II
       ---------------             --------------------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer


Date:  August 13, 1999        By:  /s/  NORMAN M. FIELD
       ---------------             --------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer