Form 10-Q
period 1999-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 1999-11-12
CIK 811117

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                    September 30, 1999
                             ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

    Commission File Number                           0-16888
                              --------------------------------------------------


               First Capital Income and Growth Fund - Series XII
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3498223
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1999      December 31,
                                                    (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 8,617,600  $  9,757,200
 Buildings and improvements                          25,313,200    33,926,200
------------------------------------------------------------------------------
                                                     33,930,800    43,683,400
 Accumulated depreciation and amortization           (8,050,300)  (11,287,400)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      25,880,500    32,396,000
Cash and cash equivalents                             3,491,300     9,704,900
Investments in debt securities                       12,807,100
Rents receivable                                        156,300       351,100
Escrow deposits                                         724,900       379,000
Due from Affiliates, net                                                2,100
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $688,400 and
 $773,700, respectively)                                 77,200       146,100
------------------------------------------------------------------------------
                                                    $43,137,300  $ 42,979,200
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $16,182,200  $ 21,387,900
 Front-End Fees Loan payable to Affiliate            13,434,400    13,434,400
 Accounts payable and accrued expenses                  669,500       459,800
 Due to Affiliates                                      432,400
 Distributions payable                                6,174,000
 Security deposits                                       86,300       152,100
 Other liabilities                                      150,800       216,800
------------------------------------------------------------------------------
                                                     37,129,600    35,651,000
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                              692,200    (1,146,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                  5,315,500     8,474,200
------------------------------------------------------------------------------
                                                      6,007,700     7,328,200
------------------------------------------------------------------------------
                                                    $43,137,300  $ 42,979,200
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL

For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1998                       $(1,664,600) $ 12,691,200  $ 11,026,600
Net income for the year ended
 December 31, 1998                         518,600     9,080,800     9,599,400
Distributions for the year ended
 December 31, 1998                                   (13,297,800)  (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1998                               (1,146,000)    8,474,200     7,328,200
Net income for the nine months ended
 September 30, 1999                      1,838,200     3,015,300     4,853,500
Distributions for the nine months
 ended September 30, 1999                             (6,174,000)   (6,174,000)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1999  $   692,200  $  5,315,500  $  6,007,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,095,800 $1,538,500
 Interest                                             190,500    250,000
 Gain on sale of property                           4,594,000  1,621,600
------------------------------------------------------------------------
                                                    5,880,300  3,410,100
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          247,000    262,200
  Nonaffiliates                                       320,400    410,800
 Depreciation and amortization                        175,400    281,400
 Property operating:
  Affiliates                                           35,500     71,200
  Nonaffiliates                                        82,700    140,500
 Real estate taxes                                    170,700     94,800
 Insurance--Affiliate                                  11,100     11,500
 Repairs and maintenance                               86,900    126,400
 General and administrative:
  Affiliates                                            8,000      9,400
  Nonaffiliates                                        26,600     22,000
------------------------------------------------------------------------
                                                    1,164,300  1,430,200
------------------------------------------------------------------------
Net income                                         $4,716,000 $1,979,900
------------------------------------------------------------------------
Net income allocated to General Partner            $1,836,800 $  438,400
------------------------------------------------------------------------
Net income allocated to Limited Partners           $2,879,200 $1,541,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     3.03 $     1.62
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                  1999       1998
----------------------------------------------------
Income:
 Rental                        $4,013,100 $6,425,300
 Interest                         417,800    577,700
 Gain on sales of property      4,594,000  8,565,500
----------------------------------------------------
                                9,024,900 15,568,500
----------------------------------------------------
Expenses:
 Interest:
  Affiliates                      717,000    783,000
  Nonaffiliates                 1,115,600  1,687,100
 Depreciation and amortization    680,000    936,200
 Property operating:
  Affiliates                      105,800    239,000
  Nonaffiliates                   377,400    711,300
 Real estate taxes                709,000    937,300
 Insurance--Affiliate              36,000     49,300
 Repairs and maintenance          318,800    650,100
 General and administrative:
  Affiliates                       36,000     26,900
  Nonaffiliates                    75,800     89,100

--------------------------------------------------------------------------------

                                                    4,171,400  6,109,300
------------------------------------------------------------------------
Net income                                         $4,853,500 $9,459,200
------------------------------------------------------------------------
Net income allocated to General Partner            $1,838,200 $  513,200
------------------------------------------------------------------------
Net income allocated to Limited Partners           $3,015,300 $8,946,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     3.17 $     9.42
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 4,853,500  $ 9,459,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            680,000      936,200
  Gain on sales of property                             (4,594,000)  (8,565,500)
  Changes in assets and liabilities:
  Decrease in rents receivable                             194,800      102,400
  Decrease in other assets                                  12,600      139,300
  Increase (decrease) in accounts payable and accrued
   expenses                                                209,700     (543,000)
  Increase in due to Affiliates                            434,500       12,300
  (Decrease) in other liabilities                          (66,000)    (199,000)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             1,725,100    1,341,900
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property                        10,897,400   35,234,300
 Payments for capital and tenant improvements             (411,600)    (242,000)
 (Increase) in investments in debt securities, net     (12,807,100)  (2,880,400)
 (Increase) in escrow deposits                            (345,900)    (356,000)
 Decrease in restricted cash                                            100,000
--------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                         (2,667,200)  31,855,900
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable             (479,000)    (451,900)
 Repayments of mortgage loans payable                   (4,726,700) (21,779,000)
 Distributions to Partners                                           (6,126,500)
 (Decrease) in security deposits                           (65,800)     (45,700)
--------------------------------------------------------------------------------
    Net cash (used for) financing activities            (5,271,500) (28,403,100)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (6,213,600)   4,794,700
Cash and cash equivalents at the beginning of the
 period                                                  9,704,900    4,879,400
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 3,491,300  $ 9,674,100
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period          $   312,400  $   783,000
--------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period      $ 1,145,400  $ 1,847,300
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships, which were formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures until the respective dates of the sale of their real property were operated under the common control of the General Partner and an Affiliate of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining operating assets when market conditions warrant such an action. The Partnership has two tenants who occupy 21% and 11% of the Partnership's rentable space, respectively.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, in an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or
(ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the

General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1999, the General Partner was allocated a Net Profit of $1,836,800 and $1,838,200, respectively, which included a gain of $1,834,500 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                        Paid
                                                  ----------------
                                                            Nine   (Receivable)
                                                  Quarter  Months    Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $ 2,100 $ 53,900      None
Interest expense on Front-End Fees Loan (Note 3)     None  312,400  $404,600
Reimbursement of property insurance premiums       11,100   36,000      None
Legal                                              25,700   71,400    25,000
Reimbursement of expenses, at cost:
 --Accounting                                       4,700   12,600     2,000
 --Investor communication                           4,100   10,700       800
-------------------------------------------------------------------------------
                                                  $47,700 $497,000  $432,400
-------------------------------------------------------------------------------

The variance between amounts listed and the Statement of Income and Expenses is due to capitalized legal costs.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1999, MHC paid $2,600 and $46,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza.

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

As of September 30, 1999, the Partnership had drawn $13,434,400 under the Front-End Fees Loan agreement. The interest rate paid on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1999 was 7.11%. As of September 30, 1999, the interest rate was 7.20%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and is subordinated to payment of Original Capital Contributions to Limited Partners. Effective June 1, 1999, the Partnership exercised its option to defer the payment of interest on this loan. Deferred interest on this loan as of September 30, 1999 amounted to $404,600.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the
Partnership:

                      Partnership's Share of
                       Principal Balance at      Average
Property Pledged as   -------------------------- Interest Maturity
Collateral              9/30/99       12/31/98     Rate     Date
------------------------------------------------------------------
Deerfield Mall        $16,182,200(a) $16,633,500   7.60%   3/1/01
Prentice Plaza (50%)      (b)          4,754,400   (b)      (b)
------------------------------------------------------------------
                      $16,182,200    $21,387,900
------------------------------------------------------------------

(a) In November 1999, the Partnership repaid the mortgage loan collateralized by Deerfield with a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 6.
(b) The Partnership repaid the mortgage loan collateralized by Prentice Plaza with a portion of the proceeds generated from its sale. For further information regarding the sale, see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1998.

5. PROPERTY SALE:

On July 12, 1999, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net proceeds from this transaction was approximately $6,170,700, which is net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $4,594,000 for the quarter ended September 30, 1999 and will distribute $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999 from this transaction.

6. SUBSEQUENT EVENT:

On November 12, 1999, the Partnership consummated the sale of Deerfield Mall for a sale price of $34,700,000. Net proceeds from this transaction were approximately $18,000,000, which is net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership will record a gain of approximately $8,200,000 for the quarter ended December 31, 1999 and will distribute $17,999,500 or $18.95 per Unit on February 28, 2000 to Limited Partners of record as of November 12, 1999 from this transaction.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expense from such real property interests. During the third quarter of 1999, the Partnership consummated the sale of Prentice Plaza.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                            --------------------------------------------
                              For the Quarters     For the Nine Months
                                    Ended                 Ended
                            --------------------- ----------------------
                             9/30/99    9/30/98    9/30/99     9/30/98
------------------------------------------------------------------------
DEERFIELD MALL
Rental revenues             $1,037,900 $1,038,500 $3,220,100  $3,136,300
------------------------------------------------------------------------
Property net income         $  197,400 $  160,200 $  624,600  $  527,900
------------------------------------------------------------------------
Average occupancy                  90%        90%        91%         90%
------------------------------------------------------------------------
PRENTICE PLAZA (50%) (B)
Rental revenues             $   52,500 $  334,300 $  809,700  $1,066,500
------------------------------------------------------------------------
Property net income         $    9,900 $   11,900 $   62,100  $   97,000
------------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues             $    5,400 $  164,200 $  (16,700) $2,229,200
------------------------------------------------------------------------
Property net income (loss)  $    6,200 $  229,500 $  (15,700) $  597,800
------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Prentice Plaza was sold on July 12, 1999. Property net income excludes the gain on sale of the Property.
(c) Sold Properties includes results, exclusive of gains on the sales of 1800 Sherman Office Building ("1800 Sherman") (sold August 6, 1998) and Meidinger Tower (sold April 1, 1998).

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and nine months ended September 30, 1999 and 1998.

Net income increased by $2,736,100 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. The increase was primarily due to the 1999 gain recorded on the sale of Prentice Plaza exceeding the 1998 gain recorded on the sale of 1800 Sherman. The increase was partially offset by the absence of operating results in 1999 from properties sold by the Partnership during 1998.

Net income decreased by $4,605,700 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to the gains recorded in 1998 on the sales of 1800 Sherman and Meidinger Tower exceeding the gain recorded in 1999 on the sale of Prentice Plaza. The decrease was also due to the absence of operating results in 1999 due to the 1998 sales of 1800 Sherman and Meidinger Tower.

Net income, exclusive of the results from the Properties sold by the Partnership, decreased by $11,000 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average amount of cash available for investment. The decrease was partially offset by improved operating results at Deerfield Mall.

Net income, exclusive of the results from the Properties sold by the Partnership, increased by $14,200 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the improved operating results at Deerfield Mall and a decrease in interest expense on the Front-End Fees Loan. The increase was partially offset by a decrease in interest earned on the Partnership's short-term investments.

The following comparative discussion includes only the results of Deerfield
Mall.

Rental revenues increased by $83,800 or 2.7% for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to an increase in tenant expense reimbursements for real estate taxes. The increase was also due to an increase in base rental income, which was due to the slight increase in average occupancy. Rental revenues remained relatively unchanged for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998.

Real estate tax expense increased by $50,900 for the nine-month periods under comparison. The increase was primarily due to a projected increase in 1999 tax liability. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Interest expense on the Partnership's mortgage loan decreased by $11,100 and $32,900 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were due to the effects of principal payments made during the past 21 months on the mortgage loan collateralized by Deerfield Mall.

Repairs and maintenance expense decreased by $23,700 and $14,100 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998. The decreases were primarily due to a decrease in landscaping costs and the change to an outside service provider for repair and maintenance work from on-site personnel.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts should not be considered as an alternative to the results

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                       Comparative Cash Flow
                                                        Results For the Nine
                                                            Months Ended
                                                      -------------------------
                                                        9/30/99      9/30/98
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   460,500  $  1,378,000
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                                 479,000       451,900
 Decrease in current assets                               207,400       241,700
 Increase (decrease) in current liabilities               578,200      (729,700)
--------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,725,100  $  1,341,900
--------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(2,667,200) $ 31,855,900
--------------------------------------------------------------------------------
Net cash (used for) financing activities              $(5,271,500) $(28,403,100)
--------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $917,500 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily due to the absence of operating results during 1999 resulting primarily from the 1998 and 1999 sales of Partnership properties.

The net decrease in the Partnership's cash of $6,213,600 for the nine months ended September 30, 1999 was primarily the result of an increase in the amount of net investments in debt securities, which included the investment of proceeds received from the sale of Prentice Plaza and cash previously held for working capital purposes. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1999 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities increased by $383,200 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the 1998 satisfaction of all trade liabilities in connection with the sales of 1800 Sherman and Meidinger Tower. The increase was also due to the timing of payment of Partnership expenses, which included the deferral of the payment of interest on the Front-End Fee Loan. The increase was partially offset by the satisfaction of all trade liabilities in connection with the 1999 sale of Prentice Plaza.

Net cash provided by (used for) investing activities changed from $31,855,900 for the nine months ended September 30, 1998 to $(2,667,200) for the nine months ended September 30, 1999. The change was primarily due to the 1998 receipt of gross proceeds from the sales of 1800 Sherman and Meidinger Tower exceeding the 1999 receipt of gross proceeds from the sale of Prentice Plaza. The change was also due to an increase in net investments in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes or pending distribution to Limited Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1999, the Partnership spent $411,600 for these items. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

On July 12, 1999, a joint venture in which the Partnership owns a 50% interest consummated the sale of Prentice Plaza. The Partnership's share of net proceeds from this transaction was $6,170,700, which was net of actual and estimated closing costs and the repayment of the mortgage loan encumbering the property. The Partnership will distribute $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

On November 12, 1999, the Partnership consummated the sale of Deerfield. Net proceeds from this transaction were approximately $18,000,000, which was net of actual and estimated closing costs and the repayment of the mortgage loan encumbering the property. The Partnership intends to distribute $17,999,500 or $18.95 per Unit on February 28, 2000 to Limited Partners of record as of November 12, 1999.

With the exception of variable rate debt, the Partnership has no financial instruments for which there is significant market risk. Based on variable rate debt outstanding as of September 30, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by $134,300. Due to the timing and liquid nature of the Partnership's investments in debt securities, the Partnership believes that it does not have material risk.

The decrease in net cash used for financing activities of $23,131,600 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily the result of the 1998 repayment of the Meidinger Tower mortgage loan exceeding the 1999 repayment of the Prentice Plaza mortgage loan. The decrease was also due to the 1998 distribution to Limited Partners of Sale Proceeds from Meidinger Tower.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan for a 81-month period beginning April 1, 1993. In addition, any interest payments made by the Partnership from April 1, 1993 through December 31, 1999 may be borrowed from an Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. As of June 1, 1999, the Partnership elected to defer interest payments on this loan.

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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems that it intends to use beginning in the Year 2000. The General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, government agencies, etc., it will be able carry out substantially all of its critical operations.

With the sale of Prentice Plaza and Deerfield, the Partnership has sold all of its real property investments. In addition to the above-mentioned distributions of Sale Proceeds during 2000, the General Partner intends to make a special distribution of previously retained working capital. The amount to be distributed will be disclosed following an evaluation of the Partnership's needs during the process of dissolving the Partnership. The dissolution of the Partnership is expected to be completed in the fourth quarter of 2000, however, there can be no assurance that it will be completed as scheduled.

Based upon the current value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K:

         A report on Form 8-K was filed on July 27, 1999 reporting the sale of Prentice Plaza.

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

                               FIRST CAPITAL INCOME AND GROWTH FUND - SERIES XII

                               By:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date: November 10, 1999        By:  /s/     DOUGLAS CROCKER II
                                    -------------------------------------
                                            DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date: November 10, 1999        By:  /s/     NORMAN M. FIELD
                                    -------------------------------------
                                            NORMAN M. FIELD
                                    Vice President - Finance and Treasurer