Form 10-K405
period 1999-12-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 2000-03-29
CIK 811117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-16888

                FIRST CAPITAL INCOME AND GROWTH FUND--SERIES XII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                              36-3498223
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

 TWO NORTH RIVERSIDE PLAZA, SUITE 700,                60606-2607
           CHICAGO, ILLINOIS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 207-0020

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

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

Exhibit Index--Page A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

The business of the Partnership was to invest primarily in existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses, or any one or more of these categories. From November 1987 to March 1991, the Partnership: 1) made three real property investments; 2) purchased 50% interests in three joint ventures, a 75% interest in one joint venture and a 25% interest in a separate joint venture which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property and 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property. All of these joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through
December 31, 1999 the Partnership, with its respective joint venture partners, has dissolved as a result of the property sale and/or disposition of all of its real property investments. Upon the successful resolution of post-closing matters related to the properties sold by the Partnership, the Partnership will make a liquidating distribution to Partners and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1999, the Partnership sold its remaining property interests.

ITEM. 3  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1999.

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 6,452 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                        For the Years Ended December 31,
                          ------------------------------------------------------------
                             1999        1998        1997        1996         1995
---------------------------------------------------------------------------------------
Total revenues            $18,231,000 $17,253,700 $13,443,300 $17,899,200 $ 17,678,700
Net income (loss)         $13,941,600 $ 9,599,400 $ 1,039,700 $ 2,155,600 $(13,386,400)
Net income (loss)
 allocated to Limited
 Partners                 $15,699,300 $ 9,080,800 $ 1,029,300 $ 2,134,000 $(13,252,500)
Weighted average number
 of Units outstanding         949,843     949,843     949,843     949,843      953,845
Net income (loss)
 allocated to Limited
 Partners per weighted
 average Unit             $     16.53 $      9.56 $      1.08 $      2.25 $     (13.89)
Total assets              $28,743,300 $42,979,200 $70,105,700 $74,772,700 $ 85,015,000
Mortgage loans payable           None $21,387,900 $43,773,700 $48,858,400 $ 60,405,300
Front-End Fees Loan
 payable to Affiliate     $13,434,400 $13,434,400 $13,434,400 $13,434,400 $ 13,434,400
Distributions to Limited
 Partners per weighted
 average Unit (a)         $     25.45 $     14.00        None        None         None
Return of capital to
 Limited Partners per
 weighted average Unit
 (b)                      $      8.92 $      4.44        None        None         None
Other data:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                   None $32,396,000 $59,890,500 $65,500,600 $ 78,329,900
Number of real property
 interests owned at
 December 31                     None           2           4           5            7
---------------------------------------------------------------------------------------

a) Distributions to Limited Partners per Unit for the years ended December 31, 1999 and 1998 were comprised of Sales Proceeds.

b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for the respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                         For the Years Ended December 31,
                          ------------------------------------------------------------------
                              1999          1998         1997          1996         1995
---------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,231,700  $  1,604,100  $ 1,089,100  $  2,710,800  $ 2,141,300
Items of reconciliation:
 Principal payments on
  mortgage loans payable       530,700       606,800    1,265,000     1,085,200    1,240,500
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              373,900       171,800      217,200       374,200     (271,600)
  (Decrease) increase in
   current liabilities        (461,400)     (964,700)    (632,000)     (751,300)      50,600
---------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,674,900  $  1,418,000  $ 1,939,300  $  3,418,900  $ 3,160,800
---------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 43,138,900  $ 39,170,800  $ 1,114,200  $ 10,173,400  $  (683,000)
---------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(27,714,000) $(35,763,300) $(5,074,700) $(11,675,100) $(1,833,400)
---------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During the three years ended December 31, 1999 the Partnership sold five of its real property interests. Through December 31, 1999, the Partnership, with its respective joint venture partners, has sold or disposed of all of its real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Net income increased by $4,342,200 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was almost entirely due to the 1999 gains recorded on the sales of Prentice Plaza and Deerfield Mall exceeding the 1998 gains recorded on the sales of Meidinger Tower and 1800 Sherman Office Building ("1800 Sherman"). The reduction of interest expense resulting from the suspension of interest charges on Front-End Fees Loan following the May 1999 payment (discussed below), offset the decline in property operating results which resulted from the sales of four properties during 1999 and 1998.

Rental revenues decreased by $3,335,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was due to the effects of the four properties sold by the Partnership during 1999 and 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

Net income increased by $8,559,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the 1998 gains recognized on the sales of Meidinger Tower and 1800 Sherman exceeding the 1997 gain recognized on the sale of Regency Park Shopping Center. The increase was also due to improved operating results at Prentice Plaza and an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by the 1998 partial absence of the operating results from the properties sold during 1998 and 1997 (collectively "Sold Properties").

Net results, exclusive of the Sold Properties, changed from $(282,400) for the year ended December 31, 1997 to $383,600 for the year ended December 31, 1998. The change was primarily due to the increase in interest earned on the Partnership's short-term investments and improved operating results at Deerfield Mall and Prentice Plaza. The increase in interest income was primarily the result of the availability of proceeds generated from the sales of Meidinger Tower and 1800 Sherman prior to distribution to Limited Partners.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provided for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $372,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to the partial absence of operating results, exclusive of gain on sale, depreciation and amortization, during 1999 resulting primarily from the 1998 and 1999 sales of Partnership properties. Partially offsetting this during 1999 was the effects of the Partnership's required principal payments on its mortgage loans was less than 1998.

The net increase in the Partnership's cash position of $17,099,800 for the year December 31, 1999 was primarily the result of the receipt of proceeds from the sale of Deerfield Mall. The increase was partially offset by the investment of a portion of those proceeds in debt securities. Liquid assets of the Partnership as of December 31, 1999 were comprised of amounts held for distribution to Partners together with post property sale and Partnership wrap up matters.

Net cash provided by operating activities increased by $256,900 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily the result of the 1998 satisfaction of all trade liabilities (including accrued real estate taxes) in connection with the sales of 1800 Sherman and Meidinger Tower exceeding the 1999 satisfaction of all trade liabilities (including accrued real estate taxes) in connection with the sales of Deerfield Mall and Prentice Plaza.

Net cash provided by investing activities increased by $3,968,100 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the gross proceeds generated from the 1999 sales of Deerfield Mall and Prentice Plaza exceeding the gross proceeds generated from the 1998 sales of Meidinger Tower and 1800 Sherman. The increase was partially offset by the net increase in investments in debt securities in 1999 as opposed to the 1998 net maturity of investments in debt securities.

Investments in debt securities are the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes and distribution to Partners. These investments were of investment-grade and matured less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

On November 12, 1999, the Partnership consummated the sale of Deerfield Mall. Net proceeds from this transaction were $18,069,600, which was net of closing expenses and the repayment of the mortgage loan collateralized by the property. In connection with this transaction, the Partnership distributed $17,999,500 or $18.95 per Unit on February 29, 2000 to Limited Partners of record as of November 12, 1999.

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Prentice Plaza. The Partnership's share of net proceeds from this transaction was $6,179,800, which was net of closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership distributed $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

The decrease in net cash used for financing activities of $8,049,300 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily the result of 1998 distributions of proceeds from the sales of Meidinger Tower and 1800 Sherman exceeding the 1999 distribution of proceeds from the sale of Prentice Plaza.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, an Affiliate of the General Partner has waived interest charges on the Front-End Fees Loan effective on June 1, 1999.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed in the second half of 2000, includes resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contracts for the sales of Prentice Plaza and Deerfield Mall. Following the resolution of these matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

            NAME                                                        OFFICE
            ----                                                        ------
       Douglas Crocker II............................................. Director
       Sheli Z. Rosenberg............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the General Partner and certain of their Affiliates until its dissolution in 1999.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             NAME                                        OFFICE
             ----                                        ------
       Douglas Crocker II................ President and Chief Executive Officer
       Donald J. Liebentritt............. Vice President
       Norman M. Field................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 949,843 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provided leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provided leasing, re-leasing and leasing-related services, or 3% of gross receipts where the General Partner or Affiliates did not perform leasing, re-leasing and leasing-related services for a particular property. For the year ended December 31, 1999, these Affiliates were entitled to leasing, property management and supervisory fees of $70,800, of which $400 was due from Affiliates as of December 31, 1999. Other Affiliates of the General Partner were also entitled to $68,300 for fees, compensation and reimbursements for insurance and personnel service fees. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, $4,300 was due to Affiliates as of December 31, 1999.

   In addition to the principal balance, the Partnership was also obligated to an Affiliate for interest incurred on the Front-End Fees Loan. The Affiliate was paid $312,400 in interest for the year ended December 31, 1999. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions for comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank. Effective following the May 1999 payment of interest, the Affiliate of the General Partner waived charging interest on the Front-End Fees Loan.

   In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

   In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was allocated Net (Losses) of $(1,757,700).

   Manufactured Homes Communities, Inc. ("MHC"), a real estate investment trust which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1999, the Partnership's 50% share of MHC's rent amounted to $23,400. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza. The Partnership sold Prentice Plaza in July 1999.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, was a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1999, Rosenberg was entitled to $114,500 for legal fees from the Partnership. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

A report was filed on Form 8-K dated November 24, 1999 reporting the sale of Deerfield Mall.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME AND GROWTH FUND--
                                     SERIES XII

                                     BY: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

Dated: March 24, 2000                           /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

        /s/ SHELI Z. ROSENBERG           March 24, 2000    Director of the General
______________________________________                      Partner
          SHELI Z. ROSENBERG

      /s/ DONALD J. LIEBENTRITT          March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

         /s/ NORMAN M. FIELD             March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital (Deficit) for the Years Ended
 December 31, 1999, 1998 and 1997                                      A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                         A-4
Notes to Financial Statements                                       A-5 to A-7
------------------------------------------------------------------------------

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) FIRST AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP AS SET FORTH ON PAGES A-1 THROUGH A-37 OF THE PARTNERSHIP'S DEFINITIVE PROSPECTUS DATED MAY 8, 1987; REGISTRATION STATEMENT NO. 33-12269, FILED PURSUANT TO RULE 424 (B), IS INCORPORATED HEREIN BY REFERENCE.

EXHIBIT (10) MATERIAL CONTRACTS

Real Estate Sale Agreement and closing statement for the sale of the Partnership's investment in Meidinger Tower filed as an exhibit to the Partnership's Report on Form 8-K dated April 14, 1998, is incorporated herein by reference.

Real Estate Sale Agreement and closing statement for the sale of the Partnership's investment in 1800 Sherman Office Building filed as an exhibit to the Partnership's Report on Form 8-K dated August 21, 1998, is incorporated herein by reference.

Real Estate Sale Agreement and closing statement for the sale of the Partnership's investment in Deerfield Mall filed as an exhibit to the Partnership's Report on Form 8-K dated November 24, 1999, is incorporated herein by reference.

EXHIBIT (13) ANNUAL REPORT TO SECURITY HOLDERS

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27) FINANCIAL DATA SCHEDULE

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income and Growth Fund -- Series XII
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income and Growth Fund -- Series XII, A Real Estate Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income and Growth Fund -- Series XII, A Real Estate Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
February 15, 2000,
Except for Note 5, as to which the date is February 29, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                      1999          1998
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $            $  9,757,200
 Buildings and improvements                                       33,926,200
-----------------------------------------------------------------------------
                                                                  43,683,400
Accumulated depreciation and amortization                        (11,287,400)
-----------------------------------------------------------------------------
Total investment properties, net of accumulated
 depreciation and amortization                                    32,396,000
Cash and cash equivalents                           26,804,700     9,704,900
Investments in debt securities                       1,928,300
Rents receivable                                                     351,100
Escrow deposits                                          6,600       379,000
Due from Affiliates                                                    2,100
Other assets (net of accumulated amortization on
 loan acquisition costs of $0 and $773,700,
 respectively)                                           3,700       146,100
-----------------------------------------------------------------------------
                                                   $28,743,300  $ 42,979,200
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
 Mortgage loans payable                            $            $ 21,387,900
 Front-End Fees Loan payable to Affiliate           13,434,400    13,434,400
 Accounts payable and accrued expenses                 104,600       459,800
 Due to Affiliates                                       3,900
 Security deposits                                                   152,100
 Distribution payable                               17,999,500
 Other liabilities                                     104,600       216,800
-----------------------------------------------------------------------------
                                                    31,647,000    35,651,000
-----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner (deficit)                          (2,903,700)   (1,146,000)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                       --      8,474,200
-----------------------------------------------------------------------------
                                                    (2,903,700)    7,328,200
-----------------------------------------------------------------------------
                                                   $28,743,300  $ 42,979,200
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                        General       Limited
                                        Partner       Partner        Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January
 1, 1997                              $ (1,675,000) $ 11,661,900  $  9,986,900
Net income for the year ended
 December 31, 1997                          10,400     1,029,300     1,039,700
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                      (1,664,600)   12,691,200    11,026,600
Net income for the year ended
 December 31, 1998                         518,600     9,080,800     9,599,400
Distributions for the year ended
 December 31, 1998                                   (13,297,800)  (13,297,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1998                      (1,146,000)    8,474,200     7,328,200
Net (loss) income for the year ended
 December 31, 1999                      (1,757,700)   15,699,300    13,941,600
Distributions for the year ended
 December 31, 1999                                   (24,173,500)  (24,173,500)
-------------------------------------------------------------------------------
Partners' (deficit), December 31,
 1999                                 $ (2,903,700) $        --   $ (2,903,700)
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1999          1998         1997
-------------------------------------------------------------------------------
Income:
 Rental                                $  4,559,900  $  7,895,700  $12,145,300
 Interest                                   753,400       773,500      452,500
 Gain on sales of property               12,917,700     8,584,500      845,500
-------------------------------------------------------------------------------
                                         18,231,000    17,253,700   13,443,300
-------------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                312,400     1,037,700    1,040,900
  Nonaffiliates                           1,255,500     2,092,800    3,479,100
 Depreciation and amortization              738,500     1,196,000    2,159,900
 Property operating:
  Affiliates                                140,000       260,100      493,900
  Nonaffiliates                             432,600       892,200    1,500,600
 Real estate taxes                          810,300     1,213,400    1,832,300
 Insurance-Affiliate                         41,100        59,100      102,300
 Repairs and maintenance                    360,800       752,600    1,606,400
 General and administrative:
  Affiliates                                 42,900        37,600       36,600
  Nonaffiliates                             155,300       112,800      151,600
-------------------------------------------------------------------------------
                                          4,289,400     7,654,300   12,403,600
-------------------------------------------------------------------------------
Net income                             $ 13,941,600  $  9,599,400  $ 1,039,700
-------------------------------------------------------------------------------
Net (loss) income allocated to
 General Partner                       $ (1,757,700) $    518,600  $    10,400
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners                              $ 15,699,300  $  9,080,800  $ 1,029,300
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners per Unit (949,843 Units
 Outstanding)                          $      16.53  $       9.56  $      1.08
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                           1999          1998         1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $ 13,941,600  $  9,599,400  $ 1,039,700
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization             738,500     1,196,000    2,159,900
  Gain on sales of property             (12,917,700)   (8,584,500)    (845,500)
  Changes in assets and liabilities:
  Decrease in rents receivable              351,100        27,900      170,700
  Decrease in other assets                   22,800       143,900       46,500
  (Decrease) in accounts payable and
   accrued expenses                        (355,200)     (975,400)    (504,600)
  Increase (decrease) in due to
   Affiliates                                 6,000        (7,100)    (181,900)
  (Decrease) increase in other
   liabilities                             (112,200)       17,800       54,500
-------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            1,674,900     1,418,000    1,939,300
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant
  improvements                             (411,700)     (304,300)    (362,600)
 (Increase) decrease in investments
  in debt securities                     (1,928,300)    3,948,400   (3,452,100)
 Proceeds from the sales of property     45,106,500    35,253,300    4,733,700
 Decrease in restricted cash                              100,000
 Decrease in escrow deposits                372,400       173,400      195,200
-------------------------------------------------------------------------------
   Net cash provided by investing
    activities                           43,138,900    39,170,800    1,114,200
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (530,700)     (606,800)  (1,265,000)
 Repayment of mortgage loans payable    (20,857,200)  (21,779,000)  (3,819,700)
 Distributions to Partners               (6,174,000)  (13,297,800)
 (Decrease) increase in security
  deposits                                 (152,100)      (79,700)      10,000
-------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (27,714,000)  (35,763,300)  (5,074,700)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                        17,099,800     4,825,500   (2,021,200)
Cash and cash equivalents at the
 beginning of the year                    9,704,900     4,879,400    6,900,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 26,804,700  $  9,704,900  $ 4,879,400
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year to
  Affiliates                           $    312,400  $  1,037,700  $ 1,128,400
-------------------------------------------------------------------------------
 Interest paid during the year to
  nonaffiliates                        $  1,285,300  $  2,252,200  $ 3,584,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post-closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution to Partners and dissolve.

In 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2017. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are achieved.

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

The financial statements include the Partnership's 50% interest in two joint ventures and its 25% interest in another joint venture with Affiliated partnerships, which were formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures, until their respective properties were sold, were operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities mature less than one year from their date of purchase.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, restricted cash, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1999 and 1998.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1999, 1998 and 1997, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the allocation of Net
(Loss) of $(1,757,100) to the General Partner was not in accordance with the Partnership Agreement because such an allocation would have resulted in deficit capital accounts for the Limited Partners. Limited Partners are not personally liable for liabilities of the Partnership; accordingly, allocating additional Net (Loss) to the Limited Partners would not properly reflect the underlying economics of an investment in the Partnership. For this reason, no further amounts will be allocated to Limited Partners until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance. For the year ended December 31, 1998, the General Partner was allocated a Net Profit of $518,600, which included a net gain of $508,500 from the sale of Partnership properties. For the year ended December 31, 1997, the General Partner was allocated a Net Profit of $10,400, which included a net gain of $8,500 from the sale of a Partnership property.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                         --------------------------------------------------------
                               1999               1998                1997
                         ----------------  ------------------  ------------------
                           Paid   Payable     Paid    Payable     Paid    Payable
---------------------------------------------------------------------------------
Property management and
 leasing fees            $ 62,000 $ (400)  $  202,500 $(9,200) $  511,300 $3,600
Interest expense on
 Front-End Fees Loan
 (Note 3)                 312,400   None    1,037,700    None   1,128,400   None
Reimbursement of
 property insurance
 premiums                  41,000   None       59,100    None     102,300   None
Legal                     116,700   None      136,900   2,200      86,200   None
Reimbursement of
 expenses, at cost:
 --Accounting              15,000  3,200       19,400   3,100      24,100  1,100
 --Investor
  communication            12,900  1,100       10,700   1,800       9,800    300
---------------------------------------------------------------------------------
                         $560,000 $3,900   $1,466,300 $(2,100) $1,862,100 $5,000
---------------------------------------------------------------------------------

The variance between amounts listed and the Statement of Income and Expenses is due to capitalized legal costs.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1999, 1998 and 1997 the Partnership's 50% share of MHC's rent amounted to $23,400, $39,000 and $21,800, respectively. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's properties was provided by an Affiliate of the General Partner and a third-party property management group for a fee equal to 3% of gross rents received by the properties. The Affiliate and third-party property management groups were entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to third parties.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $13,434,000, the full amount available pursuant to the loan's terms, from an Affiliate of the General Partner, an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds. Interest on the outstanding balance of this loan was due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders. Effective following the May 1999 payment of interest on this loan, the affiliate of the General Partner waived further collection of interest on this loan. In the event that the Front-End Fees loan is not repaid, such amount will be written off to Partners Capital.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For federal income tax reporting purposes, the Partnership reported income/(losses) of $2,835,300, $(6,489,100) and $(2,400,000) for the years ended December 31, 1999, 1998 and
1997, respectively.

5. PROPERTY SALES:

On November 12, 1999, the Partnership consummated the sale of Deerfield Mall for a sale price of $34,700,000. Net proceeds from this transaction amounted to $18,069,600, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $8,314,700 for the year ended December 31, 1999 and distributed $17,999,500 or $18.95 per Unit on February 29, 2000 to Limited Partners of record as of November 12, 1999.

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net proceeds from this transaction were $6,179,800, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $4,603,000 for the year ended December 31, 1999 and distributed $6,174,000 or $6.50 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

On August 6, 1998, a joint venture in which the Partnership owned a 50% interest, consummated the sale of 1800 Sherman Office Building for a sale price of $15,050,000. The Partnership's share of net proceeds from this transaction was $7,284,000, which was net of closing expenses. The Partnership recorded a gain of $1,626,900 for the year ended December 31, 1998 and distributed $7,171,300 or $7.55 per Unit on November 30, 1998 to Limited Partners of record as of August 6, 1998. In accordance with the contract to sell the property, the joint venture placed $500,000 of the proceeds from this sale in an interest bearing escrow account for a nine-month period. The funds placed into escrow were intended to cover potential claims asserted by the purchaser arising from the representations and warranties made by the joint venture. During 1999 the entire escrow amount together with interest earned were returned to the joint venture.

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