Form 10-Q
period 2000-03-31
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 2000-05-11
CIK 811117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-16888

                FIRST CAPITAL INCOME AND GROWTH FUND--SERIES XII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3498223
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 700,
           CHICAGO, ILLINOIS                           60606-2607
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                      2000      December 31,
                                                   (Unaudited)      1999
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                          $10,968,200   $26,804,700
Investments in debt securities                                     1,928,300
Escrow deposits                                          3,400         6,600
Due from Affiliates                                        200
Other assets                                            16,600         3,700
-----------------------------------------------------------------------------
                                                   $10,988,400   $28,743,300
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Front-End Fees Loan payable to Affiliate          $13,434,400   $13,434,400
 Accounts payable and accrued expenses                  52,000       104,600
 Distribution payable                                             17,999,500
 Due to Affiliates                                                     3,900
 Other liabilities                                     104,600       104,600
-----------------------------------------------------------------------------
                                                    13,591,000    31,647,000
-----------------------------------------------------------------------------
Partners' (deficit)
 General Partner (deficit)                          (2,602,600)   (2,903,700)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                        --
-----------------------------------------------------------------------------
                                                    (2,602,600)   (2,903,700)
-----------------------------------------------------------------------------
                                                   $10,988,400   $28,743,300
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                        General      Limited
                                        Partner      Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                      $(1,146,000) $  8,474,200  $  7,328,200
Net (loss) income for the year ended
 December 31, 1999                     (1,757,700)   15,699,300    13,941,600
Distributions for the year ended
 December 31, 1999                                  (24,173,500)  (24,173,500)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1999                     (2,903,700)           --    (2,903,700)
Net income for the quarter ended
 March 31, 2000                           301,100            --       301,100
------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 2000                       $(2,602,600)           --  $ (2,602,600)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000       1999
-----------------------------------------------------------------------
Income:
 Rental                                            $ (2,000) $1,510,100
 Interest                                           308,900     114,700
-----------------------------------------------------------------------
                                                    306,900   1,624,800
-----------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                                    234,700
  Nonaffiliates                                                 398,500
 Depreciation and amortization                                  253,700
 Property operating:
  Affiliates                                            300      19,600
  Nonaffiliates                                     (16,700)    164,600
 Real estate taxes                                              265,500
 Insurance--Affiliate                                (1,100)     12,400
 Repairs and maintenance                                        109,900
 General and administrative:
  Affiliates                                          2,900      21,300
  Nonaffiliates                                      20,400      20,200
-----------------------------------------------------------------------
                                                     22,400   1,500,400
-----------------------------------------------------------------------
Net income                                         $301,100  $  124,400
-----------------------------------------------------------------------
Net income allocated to General Partner            $301,100  $    1,200
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $     --  $  123,200
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $     --  $     0.13
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           2000         1999
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $    301,100  $   124,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          253,700
  Changes in assets and liabilities:
   Decrease in rents receivable                                          317,300
   (Increase) decrease in other assets                      (12,900)      16,700
   (Increase) in due from Affiliates                         (4,100)     (20,200)
   (Decrease) increase in accounts payable and accrued
    expenses                                                (52,600)      97,800
   (Decrease) in other liabilities                                      (118,700)
---------------------------------------------------------------------------------
    Net cash provided by operating activities               231,500      671,000
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                             (8,800)
 Decrease (increase) in investments in debt
  securities, net                                         1,928,300   (3,684,500)
 Decrease (increase) in escrow deposits                       3,200     (199,800)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                           1,931,500   (3,893,100)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions to Partners                              (17,999,500)
 Principal payments on mortgage loans payable                           (156,000)
 (Decrease) in security deposits                                            (400)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities            (17,999,500)    (156,400)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (15,836,500)  (3,378,500)
Cash and cash equivalents at the beginning of the
 period                                                  26,804,700    9,704,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 10,968,200  $ 6,326,400
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $         --  $   403,400
---------------------------------------------------------------------------------
 Interest paid to Affiliates during the period         $         --  $   234,700
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership sold its remaining properties during 1999. The Partnership is in the process of resolving post closing matters related to the sold properties, which include reprorations, adjustments, as well as, expiration of representations and warranties made to the purchasers of the properties sold during 1999. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the year ending December 31, 2000.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated Partnership, which was formed for the purpose of acquiring a 100% interest in certain real property. This joint venture was, until its property was sold in July 1999, operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital (deficit) is included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing property sale matters.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1999, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the three months ended March 31, 2000 and 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2000, the General Partner was allocated 100% of Net Profits of $284,500, which was not in accordance with the Partnership Agreement. As Limited Partners are not personally liable for liabilities of the Partnership, no amounts will be allocated until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance. For additional information, refer to Note 2 of Notes to Financial Statements in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. For the three months ended March 31, 1999, the General Partner was allocated Net Profits of $1,200.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 2000 were as follows:

                                                  Payable
                                        Paid    (Receivabie)
------------------------------------------------------------
Asset management fees                  $   300     $(400)
Refund of property insurance premiums   (1,100)     None
Reimbursement of expenses, at cost:
 --Accounting                            3,800      None
 --Investor communication                3,200       200
------------------------------------------------------------
                                       $ 6,200     $(200)
------------------------------------------------------------

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $13,434,400, the full amount available pursuant to the loan's terms, from an Affiliate of the General Partner, an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan was due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders. Effective following the May 1999 payment of interest on this loan, the Affiliate of the General Partner waived further collection of interest on this loan. In the event that the Front-End Fees loan is not repaid, such amount will be written off to Partners' Capital.

4. DISTRIBUTION TO LIMITED PARTNERS:

On February 29, 2000, the Partnership distributed $17,999,500 or $18.95 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this were generated from the November 12, 1999 sale of Deerfield Mall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net income for the Partnership increased by $176,700 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The increase was partially offset by the absence of results in 2000 from properties sold during 1999.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $15,836,500 for the three months ended March 31, 2000 was primarily the result of the February 29, 2000 distribution of Deerfield Mall Sale Proceeds. The decrease was partially offset by the maturity of the Partnership's investments in debt securities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $439,500 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily the result of the absence of results, exclusive of depreciation and amortization, in 2000 from properties sold during 1999. The decrease was partially offset by an increase in interest earned on the Partnership's short-term investments.

Net cash (used for) provided by investing activities changed from $(3,893,100) for the three months ended March 31, 1999 to $1,931,500 for the three months ended March 31, 2000. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities, which contrasted with the net investment in debt securities during the comparable 1999 period.

The Partnership has no financial instruments for which there are significant market risks.

Net cash used for financing activities increased by $17,843,100 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to the February 29, 2000 distribution of Deerfield Mall Sale Proceeds.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed in the fourth quarter of 2000, includes resolution of all post-closing property and Partnership matters, together with the expiration of representations and warranties included in the contracts for the sales of Prentice Plaza and Deerfield Mall. Following the resolution of these matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current fair value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2000.

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

                                     FIRST CAPITAL INCOME AND GROWTH FUND--
                                     SERIES XII

                                     By:  FIRST CAPITAL FINANCIAL CORPORATION
                                        GENERAL PARTNER

Date: May 12, 2000                              /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                                /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER