Form 10-Q
period 2000-06-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 2000-08-14
CIK 811117

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

  FOR THE PERIOD ENDED JUNE 30, 2000

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is working toward resolution of post-closing property sale matters.

OPERATIONS
Net income increased by $77,500 and $254,200 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The increase for the six-month periods under comparison was primarily due to an increase in interest earned on the Partnership's short-term investments. The increase for the quarterly and to a lesser extent the six-month periods under comparison was due to the absence of interest charged on the Partnership's Front-End Fees loan partially offset by the absence in 2000 of operating results from properties sold during 1999.

LIQUIDITY AND CAPITAL RESOURCES
The net decrease in the Partnership's cash of $24,301,500 for the six months ended June 30, 2000 was primarily the result of the February 29 and May 31, 2000 special distributions to Limited Partners. The decrease was partially offset by the liquidation of the Partnership's investments in debt securities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $732,700 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily the result of the absence of results, exclusive of depreciation and amortization, in 2000 from properties sold during 1999. The decrease was partially offset by an increase in interest earned on the Partnership's short-term investments.

Net cash (used for) provided by investing activities changed from $(8,449,600) for the six months ended June 30, 1999 to $1,934,600 for the six months ended June 30, 2000. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities, which contrasted with the net investment in debt securities during the comparable 1999 period.

The Partnership has no financial instruments for which there are significant market risks.

The increase in net cash used for financing activities of $26,218,300 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was primarily the result of the special distributions paid to Limited Partners in February and May of 2000.

On February 29, 2000, the Partnership distributed $17,999,500 or $18.95 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this distribution were generated from the November sale of Deerfield Mall.

On May 31, 2000, the Partnership distributed $8,548,600 or $9.00 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this distribution were available from amounts previously set aside for working capital purposes.

The General Partner is in the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed in the fourth quarter of 2000, includes resolution of all post-closing property and Partnership matters, together with the expiration of representations and warranties included in the contract for the sale of Deerfield Mall. Following the resolution of these matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      2000     December 31,
                                                   (Unaudited)     1999
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                          $2,503,200  $26,804,700
Investments in debt securities                                   1,928,300
Escrow deposits                                           300        6,600
Other assets                                           16,700        3,700
---------------------------------------------------------------------------
                                                   $2,520,200  $28,743,300
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Front-End Fees Loan payable to Affiliate          $           $13,434,400
 Accounts payable and accrued expenses                 41,500      104,600
 Due to Affiliates, net                                   300        3,900
 Distribution payable                                           17,999,500
 Other liabilities                                    104,600      104,600
---------------------------------------------------------------------------
                                                      146,400   31,647,000
---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            915,600   (2,903,700)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                1,458,200           --
---------------------------------------------------------------------------
                                                    2,373,800   (2,903,700)
---------------------------------------------------------------------------
                                                   $2,520,200  $28,743,300
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Six Months Ended June 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                       $(1,146,000) $  8,474,200  $  7,328,200
Net income for the year ended
 December 31, 1999                      (1,757,700)   15,699,300    13,941,600
Distributions for the year ended
 December 31, 1999                                   (24,173,500)  (24,173,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1999                               (2,903,700)           --    (2,903,700)
Net income for the six months ended
 June 30, 2000                               3,900       387,800       391,700
Capital adjustment, extinguishment of
 debt to Affiliate of General Partner    3,815,400     9,619,000    13,434,400
Distributions for the six months
 ended June 30, 2000                                  (8,548,600)   (8,548,600)
-------------------------------------------------------------------------------
Partners' capital, June 30, 2000       $   915,600  $  1,458,200  $  2,373,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000        1999
------------------------------------------------------------------------
Income:
 Rental                                            $  (2,200) $1,407,200
 Interest                                            123,300     112,600
------------------------------------------------------------------------
                                                     121,100   1,519,800
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                      235,300
 Nonaffiliates                                                   396,700
 Depreciation and amortization                                   250,900
 Property operating:
 Affiliates                                              500      29,200
 Nonaffiliates                                                   151,600
 Real estate taxes                                               272,800
 Insurance--Affiliate                                             12,500
 Repairs and maintenance                                         122,000
 General and administrative:
 Affiliates                                            3,100       6,700
 Nonaffiliates                                        26,900      29,000
------------------------------------------------------------------------
                                                      30,500   1,506,700
------------------------------------------------------------------------
Net income                                         $  90,600  $   13,100
------------------------------------------------------------------------
Net (loss) income allocated to General Partner     $(297,200) $      200
------------------------------------------------------------------------
Net income allocated to Limited Partners           $ 387,800  $   12,900
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $    0.41  $     0.01
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000       1999
-----------------------------------------------------------------------
Income:
 Rental                                            $ (4,200) $2,917,300
 Interest                                           432,200     227,300
-----------------------------------------------------------------------
                                                    428,000   3,144,600
-----------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                     470,000
 Nonaffiliates                                                  795,200
 Depreciation and amortization                                  504,600
 Property operating:
 Affiliates                                             800      48,800
 Nonaffiliates                                      (16,700)    316,200
 Real estate taxes                                              538,300
 Insurance--Affiliate                                (1,100)     24,900
 Repairs and maintenance                                        231,900
 General and administrative:
 Affiliates                                           6,000      28,000
 Nonaffiliates                                       47,300      49,200
-----------------------------------------------------------------------
                                                     36,300   3,007,100
-----------------------------------------------------------------------
Net income                                         $391,700  $  137,500
-----------------------------------------------------------------------
Net income allocated to General Partner            $  3,900  $    1,400
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $387,800  $  136,100
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $   0.41  $     0.14
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           2000         1999
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $    391,700  $   137,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                           504,600
 Changes in assets and liabilities:
  Decrease in rents receivable                                           219,900
  (Increase) decrease in other assets                       (13,000)      14,900
  (Decrease) increase in accounts payable and accrued
   expenses                                                 (63,100)     141,900
  (Decrease) increase in due to Affiliates                   (3,600)     147,200
  (Decrease) in other liabilities                                       (121,300)
---------------------------------------------------------------------------------
   Net cash provided by operating activities                312,000    1,044,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                            (30,100)
 Decrease (increase) in investments in debt
  securities, net                                         1,928,300   (8,280,300)
 Decrease (increase) in escrow deposits                       6,300     (139,200)
---------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                            1,934,600   (8,449,600)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                           (325,700)
 Distributions to Partners                              (26,548,100)
 (Decrease) in security deposits                                          (4,100)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities             (26,548,100)    (329,800)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (24,301,500)  (7,734,700)
Cash and cash equivalents at the beginning of the
 period                                                  26,804,700    9,704,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $  2,503,200  $ 1,970,200
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period          $             $   312,400
---------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period      $             $   824,500
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.
ACCOUNTING POLICIES:
The Partnership sold its remaining properties during 1999. The Partnership is in the process of resolving post-closing matters related to the sold properties, which include reprorations, adjustments, as well as expiration of representations and warranties made to a purchaser of one of the properties sold during 1999. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are achieved.
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.
The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership, which was formed for the purpose of acquiring a 100% interest in certain real property. This joint venture was, until its property was sold in July 1999, operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.
The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing property sale matters.
Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains on sales are recognized in accordance with GAAP.
Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.
Reference is made to the Partnership's Annual Report for the year ended December 31, 1999, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and six months ended June 30, 2000 and 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.
In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the six months ended June 30, 2000, the General Partner was allocated Net Profits of $3,900. For the quarter ended June 30, 2000, the General Partner was allocated Net (Losses) of $(297,200), which included a re-allocation of Net Profits of $298,000 from the quarter ended March 31, 2000. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits of $200 and $1,400, respectively.
Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                            Paid
                                       ---------------
                                                 Six
                                       Quarter Months   Payable
---------------------------------------------------------------
Asset management fees                  $  500  $   800   None
Refund of property insurance premiums      --   (1,100)  None
Reimbursement of expenses, at cost:
 --Accounting                             900    4,700   None
 --Investor communications              2,100    5,300    300
---------------------------------------------------------------
                                       $3,500  $ 9,700   $300
---------------------------------------------------------------

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:
The Partnership borrowed $13,434,400, the full amount available pursuant to the loan's terms, from an Affiliate of the General Partner, an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan was due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders. Effective following the May 1999 payment of interest on this loan, the Affiliate of the General Partner waived further collection of interest on this loan. Following the sale of the Partnership's last remaining property, it has been determined that the requirements of the Subordination will not be attained and, accordingly, the Front-End Fees loan will not be repaid. During the quarter ended June 30, 2000, the Partnership wrote-off the balance due on this loan through an adjustment to Partners' Capital in the amount of $13,434,400. Included in the allocation to Partners is an adjustment for 1999 net income, which was not allocated in accordance with the Partnership Agreement to preclude the Limited Partners from having a negative capital balance. For additional information, refer to Note 2 of Notes to Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1999.

4. DISTRIBUTIONS TO LIMITED PARTNERS:

On February 29, 2000, the Partnership distributed $17,999,500 or $18.95 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this distribution were generated from the November 12, 1999 sale of Deerfield Mall.
On May 31, 2000, the Partnership distributed $8,548,600 or $9.00 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this distribution were made available from amounts previously set aside for working capital purposes.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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

                                     FIRST CAPITAL INCOME AND GROWTH FUND--
                                      SERIES XII

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                              /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER