Form 10-Q
period 2000-09-30
FIRST CAPITAL INCOME & GROWTH FUND SERIES XII
filed 2000-11-13
CIK 811117

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-16888

                FIRST CAPITAL INCOME AND GROWTH FUND--SERIES XII
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3498223
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,                        60606-2607
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
Net income decreased by $4,716,400 and $4,417,200 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were primarily due to the gain reported on the sale of Prentice Plaza during the third quarter of 1999. The decreases were also due to the absence in 2000 of operating results from the properties sold during 1999. The decreases were partially offset due to the absence of interest charged on the Partnership's Front-End Fees during 2000. The decrease for the nine-month periods under comparison was partially offset by an increase in interest earned on the Partnership's short-term investments primarily due to an increase in the average rate earned on these investments.

LIQUIDITY AND CAPITAL RESOURCES
The net decrease in the Partnership's cash of $24,269,200 for the nine months ended September 30, 2000 was primarily the result of the February 29 and May 31, 2000 special distributions to Limited Partners. The decrease was partially offset by the liquidation of the Partnership's investments in debt securities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $1,380,700 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily the result of the absence of results, exclusive of depreciation and amortization, in 2000 from properties sold during 1999. The decrease was partially offset by an increase in interest earned on the Partnership's short-term investments.

Net cash (used for) provided by investing activities changed from $(2,667,200) for the nine months ended September 30, 1999 to $1,934,500 for the nine months ended September 30, 2000. The change was primarily due to the 2000 maturity of the Partnership's investments in debt securities, which contrasted with the net investment in debt securities during the comparable 1999 period. The change was partially offset by the 1999 receipt of proceeds from the sale of Prentice Plaza.

The Partnership has no financial instruments for which there are significant market risks.

The increase in net cash used for financing activities of $21,276,600 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was primarily the result of the special distributions paid to Limited Partners in February and May of 2000. The increase was partially offset by the 1999 repayment of the mortgage loan collateralized by Prentice Plaza.

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

The General Partner is in the process of wrapping-up the Partnership's affairs. This process includes resolution of all post-closing property and Partnership matters, together with the expiration of representations and warranties included in the contract for the sale of Deerfield Mall. Following the resolution of these matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Based upon the current value of its assets, net of its outstanding liabilities, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       2000      December 31,
                                                    (Unaudited)      1999
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $2,535,500   $26,804,700
Investments in debt securities                                     1,928,300
Escrow deposits                                            400         6,600
Other assets                                            16,700         3,700
-----------------------------------------------------------------------------
                                                    $2,552,600   $28,743,300
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Front-End Fees Loan payable to Affiliate           $            $13,434,400
 Accounts payable and accrued expenses                  28,500       104,600
 Due to Affiliates                                       1,100         3,900
 Distribution payable                                             17,999,500
 Other liabilities                                     104,600       104,600
-----------------------------------------------------------------------------
                                                       134,200    31,647,000
-----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             916,000    (2,903,700)
 Limited Partners (1,000,000 Units issued, 949,843
  Units outstanding)                                 1,502,400            --
-----------------------------------------------------------------------------
                                                     2,418,400    (2,903,700)
-----------------------------------------------------------------------------
                                                    $2,552,600   $28,743,300
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1999                       $(1,146,000) $  8,474,200  $  7,328,200
Net (loss) income for the year ended
 December 31, 1999                      (1,757,700)   15,699,300    13,941,600
Distributions for the year ended
 December 31, 1999                                   (24,173,500)  (24,173,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1999                               (2,903,700)           --    (2,903,700)
Net income for the nine months ended
 September 30, 2000                          4,300       432,000       436,300
Capital adjustment, extinguishment of
 debt to Affiliate of General Partner    3,815,400     9,619,000    13,434,400
Distributions for the nine months
 ended September 30, 2000                             (8,548,600)   (8,548,600)
-------------------------------------------------------------------------------
Partners' capital, September 30, 2000  $   916,000  $  1,502,400  $  2,418,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                    2000       1999
----------------------------------------------------------------------
Income:
 Rental                                            $ 1,000  $1,095,800
 Interest                                           44,200     190,500
 Gain on sale of property                                    4,594,000
----------------------------------------------------------------------
                                                    45,200   5,880,300
----------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                    247,000
 Nonaffiliates                                                 320,400
 Depreciation and amortization                                 175,400
 Property operating:
 Affiliates                                          2,500      35,500
 Nonaffiliates                                                  82,700
 Real estate taxes                                 (23,200)    170,700
 Insurance--Affiliate                                           11,100
 Repairs and maintenance                                        86,900
 General and administrative:
 Affiliates                                          2,000       8,000
 Nonaffiliates                                      19,300      26,600
----------------------------------------------------------------------
                                                       600   1,164,300
----------------------------------------------------------------------
Net income                                         $44,600  $4,716,000
----------------------------------------------------------------------
Net income allocated to General Partner            $   400  $1,836,800
----------------------------------------------------------------------
Net income allocated to Limited Partners           $44,200  $2,879,200
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $  0.05  $     3.03
----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000       1999
-----------------------------------------------------------------------
Income:
 Rental                                            $ (3,200) $4,013,100
 Interest                                           476,400     417,800
 Gain on sale of property                                     4,594,000
-----------------------------------------------------------------------
                                                    473,200   9,024,900
-----------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                     717,000
 Nonaffiliates                                                1,115,600
 Depreciation and amortization                                  680,000
 Property operating:
 Affiliates                                           3,300     105,800
 Nonaffiliates                                      (16,700)    377,400
 Real estate taxes                                  (23,200)    709,000
 Insurance--Affiliate                                (1,100)     36,000
 Repairs and maintenance                                        318,800
 General and administrative:
 Affiliates                                           8,000      36,000
 Nonaffiliates                                       66,600      75,800
-----------------------------------------------------------------------
                                                     36,900   4,171,400
-----------------------------------------------------------------------
Net income                                         $436,300  $4,853,500
-----------------------------------------------------------------------
Net income allocated to General Partner            $  4,300  $1,838,200
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $432,000  $3,015,300
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (949,843 Units outstanding)                       $   0.45  $     3.17
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        2000          1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $    436,300  $  4,853,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                         680,000
 Gain on sale of property                                           (4,594,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                                         194,800
  (Increase) decrease in other assets                    (13,000)       12,600
  (Decrease) increase in accounts payable and
   accrued expenses                                      (76,100)      209,700
  (Decrease) increase in due to Affiliates                (2,800)      434,500
  (Decrease) in other liabilities                                      (66,000)
-------------------------------------------------------------------------------
   Net cash provided by operating activities             344,400     1,725,100
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                     10,897,400
 Payments for capital and tenant improvements                         (411,600)
 Decrease (increase) in investments in debt
  securities, net                                      1,928,300   (12,807,100)
 Decrease (increase) in escrow deposits                    6,200      (345,900)
-------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                         1,934,500    (2,667,200)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                         (479,000)
 Repayments of mortgage loans payable                               (4,726,700)
 Distributions to Partners                           (26,548,100)
 (Decrease) in security deposits                                       (65,800)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities          (26,548,100)   (5,271,500)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (24,269,200)   (6,213,600)
Cash and cash equivalents at the beginning of the
 period                                               26,804,700     9,704,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $  2,535,500  $  3,491,300
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period       $         --  $    312,400
-------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period   $         --  $  1,145,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains and losses on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities were comprised of corporate debt obligations and were classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to November 22, 1988, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, which shall be an amount equal to the lesser of (i) 0.5% of the gross value of the Partnership's assets (not reduced by indebtedness collateralized by such assets), all as estimated by the General Partner in its reasonable discretion, plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.5% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to the deduction for Portfolio Management Fees) for such fiscal year. For the quarter and nine months ended September 30, 2000 and 1999, in conjunction with the suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners, the General Partner was not paid a Portfolio Management Fee.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, Net Profit in the amount of the Minimum Gain (as defined in the Partnership Agreement) attributable to the property that is the subject of such Major Capital Event is allocated to the General Partner and Limited

Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of such amounts, if any, equal to the amount of Sale or Refinancing Proceeds to be distributed to each such General Partner or Limited Partner with respect to such Major Capital Event; and third, the balance, if any, 20% to the General Partner and 80% to the Limited Partners as a group. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $400 and $4,300, respectively. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits of $1,836,800 and $1,838,200, respectively, which included a gain on the sale of a property of $1,834,500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                              Paid
                                       -------------------
                                       Quarter Nine Months Payable
------------------------------------------------------------------
Asset management fees                  $2,500    $ 3,300     None
Refund of property insurance premiums      --     (1,100)    None
Reimbursement of expenses, at cost:
 --Accounting                              --      4,700     None
 --Investor communications              1,200      6,500    1,100
------------------------------------------------------------------
                                       $3,700    $13,400   $1,100
------------------------------------------------------------------

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

On May 31, 2000, the Partnership distributed $8,548,600 or $9.00 per Unit to Limited Partners of record as of November 12, 1999. The cash proceeds utilized for this distribution were generated from amounts previously set aside for working capital purposes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INCOME AND GROWTH FUND--
                                     SERIES XII

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8